Form 10-K
period 2008-09-30
LIFEHEALTHCARE, INC.
filed 2009-01-13
CIK 1440048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission file number 000-53327

LifeHealthCare, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	68-0652656
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

137 Rowayton Avenue Suite 110 Rowayton CT 06853
(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code (203) 866-1015

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(“Common Stock”)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: September 30, 2008 = $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specific date within the past 60 days.  (see definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of January 13, 2009, was approximately $0 as the stock is not publically traded.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of January 13, 2009, there were 28,449,265 shares of the Registrant’s Common Stock outstanding.

PART I.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of LifeHealthCare, Inc. (the “Company” or “LHC”) included in this Report, including matters discussed under the captions “Legal Proceedings” in Part I, Item 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 are "forward-looking statements."  Forward-looking statements include statements about the business strategies of LifeHealthCare, Inc., and other statements that are not historical facts.  The words "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast" and similar expressions are also intended to identify forward-looking statements, but some of these statements may use other phrasing.  These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.  These factors include, among other things:

•	we may be unable to implement key elements of our business strategy;

•	we may have insufficient capital to acquire additional businesses;

•	we may be unable to retain key personnel;

Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

Item 1.  Business

LifeHealthCare, Inc. is currently a development stage company with no revenues or operations.

History

The Company, which was formed in 2002, has not operated since it was incorporated.

LifeHealthCare, Inc. is a Delaware company that was acquired and then recently divested from Market & Research Corp. ("Market") (formerly known as Cable & Co. Worldwide, Inc., a Delaware corporation), in connection with a spin-off by Market & Research Corp. that became effective September 12, 2008.  The Company is a development stage company that focuses on providing products in the dental and healthcare marketplaces and is currently seeking financing to market its products and to develop additional healthcare products.  The Company’s executive office is located at 137 Rowayton Avenue Suite 110 Rowayton, CT 06853, and our telephone number is (203) 866-1015.

Recent Transactions

None.

Description of Our Subsidiaries and Investments

None.

Employees

As of January 13, 2009, the Company had no employees.

The Company cannot be assured of being able to attract qualified employees in the future.

ITEM 1A. Risk Factors

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses.  For the year ended September 30, 2008, our net loss was $176,869.  We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues.  We expect to incur additional operating losses for the immediate near future.  These factors, among others, raise significant doubt about our ability to continue as a going concern.  If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We will need additional financing in order to continue our operations which we may not be able to raise.

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

We have no employees and our success is dependent on our ability to retain and attract consultants to operate our business and there is no assurance that we can do so.

As of September 30, 2008, we have no employees and utilize the services of consultants.  They are not otherwise prohibited from terminating their consulting relationship with the Company.  The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects.  Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business.  Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

Our performance depends on market acceptance of our products and we cannot be sure that our products are commercially viable.

We expect to derive a substantial portion of our future revenues from the sales of our products that are in the pre development phase.  Although we believe our products and technologies will be commercially viable, there is no guarantee that they will be successful.  If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

We depend on strategic marketing relationships and if we fail to maintain or establish them, our business plan may not succeed.

We expect our future marketing efforts will focus in part on developing business relationships with distributors that will market our products to their customers.  The success of our business depends on selling our products and technologies to a large number of distributors and retail customers.

Litigation concerning intellectual property could adversely affect our business.

We rely on a combination of trade secrets, trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect our trademarks, license, proprietary technology and know-how.  However, we can provide no assurance that competitors will not infringe upon our rights in our intellectual property or that competitors will not similarly make claims against us for infringement.  If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected.

It is possible that third parties might claim infringement by us with respect to past, current or future technologies.  We expect that participants in our markets will increasingly be subject to infringement claims as the number of services and competitors in our industry grows.  Any claims, whether meritorious or not, could be time-consuming, result in costly litigation and could cause service upgrade delays or require us to enter into royalty or licensing agreements.  These royalty or licensing agreements might not be available on commercially reasonable terms or at all.

Defects in our products may adversely affect our business.

Complex technologies such as the technologies developed by us may contain defects when introduced and also when updates and new products are released.  Our introduction of technology with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us.  Such problems or claims may have a material and adverse effect on our business, financial condition and results of operations.

There are a significant number of estimates associated with the preparation of our financial statements.

In order to prepare the financial statements for our Company, management must make numerous estimates.  Some of the estimates include estimated lives of fixed assets, various estimates needed to determine the recoverability of goodwill or intangible assets as well as other computations used to prepare the financial statements.   These estimates can have a material effect on the financial statements.  Mnay of these risks and uncertainties are outside of our control and are difficult for us to forecast.  Actual results may differ materially from those expressed or implied in the forward –looking statements.

We do not expect to pay dividends on our common stock.

We have not declared dividends on our common stock since our incorporation and we have no present intention of paying dividends on our common stock.

Item 2.  Description of Property

The Company’s principal executive offices are located at 137 Rowayton Avenue Suite 110 Rowayton, CT 06853 at no cost.  As the Company has no employees, the office is primarily for mail and phone calls, there is an estimate of $3,500 per month for the value for the space will be estimated in the financials in the future.  In 2007 the Company was a subsidiary of Market & Research, Inc. which absorbed the rent expense.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

We intend our common stock to be listed on the Over-The-Counter bulletin boards under the symbol “LHCI”.  The transfer agent and registrar for the Company is Continental Stock & Transfer Trust, 17 Battery Place, 8th Floor, New York, New York 10004.  Currently, the Company’s stock is not publicly traded.

	High	Low

Common Stock Fiscal 2007	$.NA	$.NA
1st Quarter	$.NA	$.NA
2nd Quarter	$.NA	$.NA
3rd Quarter	$.NA	$.NA
4th Quarter	$.NA	$.NA

Common Stock Fiscal 2008	$.NA	$.NA
1st Quarter	$.NA	$.NA
2nd Quarter	$.NA	$.NA
3rd Quarter	$.NA	$.NA
4th Quarter	$.NA	$.NA

The closing price of our common stock on January 13, 2009 was $.NA.

As of January 13, 2009, there were approximately 130 holders of record of common stock.

The Company has never declared or paid any cash dividends on the common stock. The Company does not anticipate declaring or paying any dividends on the common stock in the foreseeable future.  The Company currently intends to retain future earnings, if any, to finance the expansion of its business.

Equity Compensation Plan Information

The Company does not maintain any stock option or other equity compensation plan at the date hereof.

Item 6.	Selected Financial Data

We have derived the selected financial data presented below from audited consolidated financial statements for the fiscal years ended September 30, 2008 and, 2007. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes thereto.

Selected Financial Information

	2008	2007
Revenue	$0	$0
Net Loss	176,869	1,187,335
Total Assets	222,730	98,930
Stockholders’Equity	113,975	5,644

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Background and History

The Company, which was formed in 2002, has not operated since it was incorporated.

LifeHealthCare, Inc. is a Delaware company that was acquired and then recently divested from Market & Research Corp. ("Market") (formerly known as Cable & Co. Worldwide, Inc., a Delaware corporation), in connection with a spin-off by Market & Research Corp. that became effective September 12, 2008.  The Company is a development stage company that focuses on providing products in the dental and healthcare marketplaces and is currently seeking financing to market its products and to develop additional healthcare products.  The Company’s executive office is located at 137 Rowayton Avenue Suite 110 Rowayton, CT 06853, and our telephone number is (203) 866-1015.

Results of Operations

Fiscal 2008 compared to Fiscal 2007

Revenues

The Company had no revenues or operations in either 2008 or 2007.

Cost of Sales

The Company had no cost of sales or operations in either 2008 or 2007.

Impairment Loss

The Company recognized $77,500 impairment loss during the year ended September 30, 2008 and $1,169,199 during the same period in fiscal 2007.  The 2008 loss was attributed to the CE designation the Company holds on the emergency dental kit.  The impairment was due to the inability of the Company to be able to demonstrate an ability to generate revenues related to this asset.  The 2007 loss was attributable to the goodwill that was recorded upon the acquisition of the Company by Market & Research Corp..  The impairment was due to the inability to recover the value of the goodwill balance.

Selling, General and Administrative Expenses

The Company recognized $91,869 in general and administrative and professional expenses in 2008.  The Company recognized $8,136 in general and administrative expenses in 2007.  The expenditures for general and administrative expenses were primarily related to efforts to start the Company.  The increase was due primarily to the issue of stock for services in 2008.  There were no issuances of stock for services in 2007.

Provision for Income Taxes

The Company had no income tax expense, net of valuation allowance on deferred taxes in either 2008 or 2007.

Net Loss

The Company recognized net losses of $176,869 during fiscal 2008 as compared to $1,187,335 during the prior year for an overall decrease in net loss of $1,011,466. The increase was due primarily to the issuance of stock for services in 2008 versus the impairment of goodwill recorded in 2007.

Financial condition, liquidity and capital resources

We have incurred cumulative losses since inception, and the report from of our independent auditor on our audited financial statements at September 30, 2008 contains a going concern statement. We will continue to incur losses during the foreseeable future and have yet to achieve any revenues. We do not have any present commitments for capital expenditures. We cannot guarantee that we will be successful in our efforts to initiate operations.

We do not have adequate working capital for the near term. We will continue to be reliant on loans from our officers to provide working capital. If our officers are unable to continue to loan us working capital, or we do not raise working capital through other efforts, we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

The Company has engaged New York University School of Dentistry to perform a test of the Company’s personal dental care lozenge product in a double blind study.  The estimated total cost of the study is $135,000.  The work on the study has not yet commenced.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill Valuation

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment.  Evaluating goodwill for impairment involves the determination of the fair market value of our reporting units. Inherent in such fair market value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For those reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of September 30, 2007 and determined that goodwill was fully impaired.

Intangible Assets

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years.  Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.  Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets.  Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.  As noted above, the Company reviewed the CE Designation costs for impairment as of June 30, 2008 and determined that it was fully impaired.

Income Taxes

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended September 30, 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company accounts for its income taxes using SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate and foreign currency exchange exposure.

Interest Rate Risk

The Company does not have any interest rate sensitive assets or obligations.

LIFEHEALTHCARE, INC.
(A DEVELOPMENT STAGE CORPORATION)
TABLE OF CONTENTS

PAGE

Report of Registered Independent Public Accounting Firm	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Shareholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LifeHealthCare, Inc.
Rowayton, CT

We have audited the accompanying balance sheets of LifeHealthCare, Inc. (the “Company”) as of September 30, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008 and 2007 and the development stage period from inception to September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of LifeHealthCare, Inc. at September 30, 2008 and 2007 and the results of their operations and their cash flows for the years ended September 30, 2008 and 2007 and the development stage period from inception to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, LifeHealthCare, Inc. has suffered recurring losses due to lack of operations, current liabilities exceed current assets and an accumulated deficit. These matters raise substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Sobel & Co., LLC
Sobel & Co., LLC
Certified Public Accountants
Livingston, NJ
January 13, 2009

LIFEHEALTHCARE, INC.
(A Development Stage Corporation)
BALANCE SHEETS
SEPTEMBER 30, 2008 and 2007

	2008	2007
ASSETS
Current assets:
	$-	$-
Total current assets	-	-
Prepaid directors fees	108,800
Other assets:
Deposit	2,200	2,200
Intellectual property, net of amortization	100,000	85,000
Patent related costs	11,730	11,730
Total other assets	113,930	98,930
Total Assets	$222,730	$98,930
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$26,975	$11,506
Due to officer	81,780	81,780
Total current liabilities	108,755	93,2856
Total Liabilities	108,755	93,286

Commitments and Contingencies

Shareholders’ Equity:
Preferred Stock, $.001 par value; authorized 1,000,000 shares; no shares issued	—	—
Common stock, $0.001 par value,50,000,000 shares authorized; 24,487,265 and 1 shares issued and outstanding	24,487	0
Additional paid-in capital	1,460,713	1,200,000
Deficit accumulated during development stage	(1,371,225)	(1,194,356)
Total Shareholders’ Equity	113,975	5,644
Total Liabilities and Shareholders’ Equity	$222,730	$98,930

See report of independent registered public accounting firm and accompanying notes to financial statements

LIFEHEALTHCARE, INC.
(A Development Stage Corporation)
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2008  AND 2007
AND THE DEVELOPMENT STAGE PERIOD (FROM INCEPTION TO SEPTEMBER 30, 2008)

	2008	2007	Development Period (Inception to September 30, 2008)
Revenues	$0	$0	$0
Amortization expense	7,500	10,000	22,500
Impairment loss	77,500	1,169,199	1,246,699
General & administrative expenses	91,869	8,136	102,025
Total selling, general and administration expenses	176,869	1,187,335	1,371,224
Net loss before income tax	(176,869)	(1,187,335)	(1,371,224)

Provision for income taxes	-	-

Net loss	$(176,869)	$(1,187,335)	$(1,371,224)

Loss Per Share – Basic and Fully Diluted	$(0.47)	$(1,187,335)

Weighted Average Common Stock Outstanding
Basic and Fully Diluted	375,442	1

See report of independent registered public accounting firm and accompanying notes to financial statements

LIFEHEALTHCARE, INC.
(A Development Stage Corporation)
STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2008  AND 2007

					Additional	Development Stage
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2006	-	$-	1	$-	$1,200,000	$(7,021)	$1,192,979
Net loss for the year ended September 30, 2007						(1,187,335)	(1,187,335)

Balance, September 30, 2007	-	-	1	-	1,200,000	(1,194,356)	5,644
Spinoff of LifeHealthCare, Inc. from Market & Research, Corp.			14,974,403	14,974	(14,974)		-
Issuance of shares for services and intellectual property			9,512,861	9,513	275,687		285,200
Net loss for the year ended September 30, 2008						(176,869)	(176,869)

Balance, September 30, 2008	-	$-	24,487,265	$24,487	$1,460,713	$(1,371,225)	$113,975

See report of independent registered public accounting firm and accompanying notes to financial statements

LIFEHEALTHCARE, INC.
(A Development Stage Corporation)
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007
AND THE DEVELOPMENT STAGE PERIOD (FROM INCEPTION TO SEPTEMBER 30, 2008)

	2008	2007	Development Period (Inception to September 30, 2008)
Cash Flows from Operating Activities:
Net loss	$(176,869)	$(1,187,335)	$(1,371,225)
Impairment loss	77,500	1,169,199	1,246,699
Amortization of intellectual property	7,500	10,000	22,500
Shares issued for services	76,400	-	76,400
Changes in assets and liabilities
(Increase) in patent related costs	-	(5,000)
Increase in accrued liabilities	15,469	8,136	26,975
Net Cash Used in Operating Activities	-	(5,000)	1,349

Cash Flows from Financing Activities:
Proceeds from officer	-	5,000	12,581
Net Cash Provided by Financing Activities	-	5,000	12,581

Cash flows from investing activities:
Increase in patent related expenditures	-	-	(11,730)
Payment of deposit	-	-	(2,200)
Net cash used in investing activities	-	-	(13,930)

Net Change in Cash	-	-	-

Cash and Cash Equivalents, Beginning	0	0	0

Cash and Cash Equivalents, Ending	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-
Common stock issued for prepaid directors fees	$108,800	$-	$100,000
Common stock issued for patent rights	$100,000	$-	$100,000

See report of independent registered public accounting firm and accompanying notes to financial statements

LIFEHEALTHCARE, INC.
(A Development Stage Corporation)
notes to financial statements

NOTE 1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company, which was in 2002, has not operated since it was incorporated.  LifeHealthCare, Inc. is a Delaware company that was acquired and then recently divested from Market & Research Corp. (formerly known as Cable & Co. Worldwide, Inc., a Delaware corporation), in connection with a spin-off by Market & Research Corp. that became effective September 12, 2008.  The Company is a development stage company that focuses on providing products in the dental and healthcare marketplaces and is currently seeking financing to market its products and to develop additional healthcare products.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and incorporate the following significant accounting policies:

Principals of Consolidation

The financial statements include the accounts of the Company

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company considers, when applicable, the fair value of the cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on the short term nature of the instruments.  The Company was spun off by its parent Market & Research, Inc. on September 12, 2008.  The Company’s net liabilities were valued at their historical cost less any write downs.

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives must be tested for impairment on an annual basis. The Company performs this annual impairment test at fiscal year end for goodwill.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS 142 also requires the Company to compare the fair value of an intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows or market multiples as appropriate.

Intangible Assets

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated life of ten years.  Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.  Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets.  Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.  For the years ended September 30, 2008 and 2007 the amortization expense on intangible assets amounted to $7,500 and $10,000, respectively.  The patent costs relate to a patent application.  The patent has not been granted.  When the patent is granted, the amount will be amortized.  If the application is denied, the amount will be written off.  During the year ended September 30, 2008, management determined that the CE Designation was fully impaired.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment."  This standard replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."  The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005.  There were no employee stock options granted, outstanding or vested in fiscal 2008 or 2007.  Accordingly, the Company recognized expense of $0 for the year ended September 30, 2008 for employee stock options.  Stock issued to non-employees is recorded at the time of issue based on value of the services provided as there is no market for the Company’s stock.  The Company recorded $185,200 and $0 in consulting and directors fees for the years ended September 30, 2008 and 2007 for the issuance of stock.  In addition, the Company issued common shares valued at $100,000 for patent rights during the year ended September 30, 2008.

Income Taxes

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended September 30, 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company accounts for its income taxes using SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options and warrants.  Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.  There were no stock options or warrants nor any other dilutive securities outstanding during the reporting periods.  There were no common stock equivalents outstanding during fiscal 2007 or fiscal 2008.

Capital Structure and Security Rights

Common Stock - The Company is authorized to issue 50,000,000 shares of common stock, par value $.001 per share. All common shares are equal to each other with respect to voting, and dividend rights, and are equal to each other with respect to liquidations rights.  The Company is authorized to issue 1,000,000 shares of preferred stock, $.001 par value.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for the Company in fiscal 2009.  After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively.  The Company does not expect that EITF 03-6-1 will have an impact on its  financial statements.

In February 2008, the FASB issued FASB Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”) which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not expect that FSP FAS 140-3 will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Financial Statements,” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the  entity that should be reported as equity in the  financial statements.  The Company is currently determining the effect, if any, that SFAS 160 will have on its  financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141 (“SFAS 141R”). SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS 141R requires that all transaction costs be expensed as incurred. The Company is currently evaluating the effect, if any, that SFAS 141R will have on its financial statements.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”).  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the Staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate of the expected term of outstanding options to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.   The Company does not expect that SAB 110 will have an impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Our adoption of SFAS 161 is not expected to have a material impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Our adoption of SFAS 162 is not expected to have a material impact on our results of operations or financial position.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2008 presentation.

NOTE  3.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed earlier, the Company is in the development stage and has no business operations of its own and no sources of revenues.  The Company has suffered recurring losses, has accumulated deficit of approximately $1,378,000, current liabilities exceed current assets and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations.  Officers will continue to support operations as needed for any shortfalls in cash flows.

NOTE  4.    INTANGIBLE ASSETS

The components of amortized intangible asset as of September 30, 2008 and 2007 are as follows:

	2008	2007
CE Designation Gross Carrying Amount	$-	$100,000
Patent Transfer Cost	100,000
Accumulated Amortization	-	(15,000)
Net Carrying Amount	$100,000	$85,000
Patent Cost	11,730	11,730
Total Net Carrying Amount	$111,730	$96,730

NOTE  5.    ACQUISITION

On March 28, 2006, the Market acquired the Company from Martin Licht, a director and officer of the Company.  The Company issued 4,000,000 shares of Common Stock at a market price of $.30 per share to Martin Licht, to acquire LHC.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed which was $1,200,000.  LHC has a product (an emergency dental kit) that is approved for sale in the European Union.  The Company has determined that the life of the intellectual property is ten years, and had been amortizing the asset on a straight line basis over ten years.  The acquisition was accounted for as a purchase.

Acquisition cost	$1,200,000

Net assets acquired:
Current assets	$10,639
Intellectual property	100,000
Patent	6,730

Total assets	117,369

Liabilities assumed	(86,658)

Net assets	30,711

Amount assigned to goodwill	$1,169,199

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company evaluates goodwill and intangible assets at least annually for impairment by analyzing the estimated fair value based on the present value of discounted cash flows compared to the net book value. The Company will write off the amount of any goodwill or intangible in excess of its fair value.  Management reviewed the goodwill at September 30, 2007 and determined that it was fully impaired and consequently wrote off the entire balance of $1,169,199.

Intangible assets with a definite life are amortized over their legal or estimated useful lives, whichever is shorter. The Company reviews the carrying amounts of intangible assets with a definite life whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include changes in technology, significant litigation or other items.

NOTE  6.    RELATED PARTY TRANSACTIONS

Through September 30, 2008, Martin Licht, an officer and director of the Company, has advanced the Company $81,780 to pay for operating costs, patent related costs and the deposit.  These advances are unsecured, non-interest bearing, and due on demand.

NOTE  7.       INCOME TAXES

The Company has not filed tax returns since its inception in 2002.  The Company has experienced only losses since 2002.  After it files all its delinquent tax returns, the Company expects that it will have no material changes to unrecognized tax positions within the next twelve months.  No tax asset has been recorded since the Company believes at this time it is more likely than not that that the amounts will not be realized.  The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  No provision for income taxes has been recorded due to the net operating loss carryforward of approximately $175,000 as of September 30, 2008 that will be offset against further taxable income.  No tax benefit has been reported in the financial statements.  Under the Internal Revenue Code, generally, expiration of net operating loss carryforwards are twenty-years from when such losses were derived.  Additionally, limits may be imposed on the use of such losses based on certain factors, including, but not limited to, a change in stockholders.

Deferred tax assets and the valuation account as of September 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax asset:
Net operating loss carryforward	$33,000	$26,000
Valuation allowance	(33,000)	(26,000)
	$-	$-

The components of income tax expense are as follows:

	2008	2007
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(33,000)	(26,000)
Change in allowance	33,000	26,000
	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Expiration
Year of Loss	Amount	Date
2005	28,000	2025
2006	41,000	2026
2007	8,000	2027
2008	98,000	2028

NOTE  8.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company has engaged New York University School of Dentistry to perform a test of the Company’s personal dental care lozenge product in a double blind study.  The estimated total cost of the study is $135,000.  The work on the study has not yet commenced.

From inception through the spin off date, The Company has been housed in the parent corporation’s (Market & Research Corp.) offices at no charge due to the inactivity of the subsidiary.  Subsequent to the spin off date, the Company will share office space with Market & Research Corp. at an estimated cost of $3,500 per month.

NOTE  8.    SUBSEQUENT EVENT

The Company issued 3,962,000 shares to various consultants for services in November and December 2008.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Not Applicable

ITEM 9A(T).	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As of the  date of this annual report, under the supervision and review of the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company that is required to be included in its periodic reports to the SEC.

In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the Company’s evaluation.  The Company can provide no assurance, however, that its system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

ITEM 9B.	Other Information

None.

PART III.

Item 10.    Directors and Executive Officers

Directors and Executive Officers

The Company’s directors and executive officers, their ages and present position are as follows:

Name	Age	Positions
Martin Licht	67	Chairman, Executive Vice President
Gary Stein	59	Director
Mark Lazar	56	Director, President
Alberto Salvucci	53	Director
Henryk Jakubowski	61	Vice President
Steven Kessler	62	Vice President
John Grippo	53	Chief Financial Officer

Alberto Salvucci – Director
Alberto Salvucci is a Director and will be the director of Italian and generally European and Asian marketing and sales. Mr. Salvucci is an Italian resident who was the President and founder of the company’s former parent, Market & Research Corp.  Mr. Salvucci also works as a designer and manufacturer of high end retail men’s shoes.  Mr. Salvucci is also a director of the Company’s former parent, Market & Research Corp.

Martin C. Licht – Chairman of the Board and Executive Vice President.  Mr. Licht is a practicing attorney with more than twenty-five years of diversified legal experience.  From 1979 through 1994, Mr. Licht was affiliated with the law firm of Hertzfeld & Rubin PC, where he directed the firm's real estate law practice. Mr. Licht served as a member if the law firm of Gallet, Dryer & Berkey from 1995 through 1997.  Since 1997, Mr. Licht has been self-employed Mr. Licht is a specialist in mergers and acquisitions, public financings, and real estate matters, having directed approximately two-hundred-and twenty-five real estate transactions, public offerings and private placements Mr. Licht was responsible for raising more than $1 billion in support of these various transactions.  Mr. Licht is a graduate of New York University and received LLB and JD Degrees from Brooklyn Law School in 1967.  Mr. Licht is also a director and the Executive Vice President of the Company’s former parent, Market & Research Corp.

Steven Kessler – Vice President & Director
Mr. Kessler is an independent financial consultant with more than 20 years of experience in the investment industry.  He is a co-founder, President and Chief Executive Officer of Advanced Respiratory Technologies, Inc., a privately held medical technology company and is the President of Strategic Resources. Mr. Kessler has provided various financial and investor relations services to emerging public companies. Mr. Kessler also formerly held senior staff positions at Manufacturers Hanover Trust Company and began his career as an accountant at Alexander Grant & Company.  Mr. Kessler graduated from Brooklyn College of the City University of New York with a Bachelors of Science Degree in Accounting.  Mr. Kessler is also a director of the Company’s former parent, Market & Research Corp.

Henryk Jakubowski – Vice President and Director
Henryk Jakubowski is a Certified Dental Technician, an accreditation received by only about 5% of all technicians in the United States.   Mr. Jakubowski owns and operates a laboratory specializing in the manufacture and repair of oral dentures, custom mouth guards and other dental appliances. Mr. Jakubowski received an M.A. degree from Warsaw University, studied at the Hebrew University in Jerusalem in its Ph.D. program, as well as completion of the School of Mechanical Dentistry program in New York. Mr. Jakubowski is the inventor of the Company’s oral dental care lozenge products, ultrasonic denture and mouth guard cleaner and cleansing medium and the comfort foot rest.

John Grippo – Chief Financial Officer
John Grippo, is the president of his own financial management practice, John Grippo, Inc. since 2000. His firm provides services as Chief Financial Officer to small to mid-sized public and private companies, and other related accounting and consulting services.  Mr. Grippo previously held the position of Chief Financial Officer at several companies in the  house ware, electric vehicles and financial services industries. He worked for five years as an auditor with Arthur Andersen, LLP, followed by seven years in various accounting positions in the financial services industry.  Mr. Grippo is a member of the New York State Society of Certified Public Accountants.  Mr. Grippo is also a director and the Chief Financial Officer of the Company’s former parent, Market & Research Corp.

Mark Lazar – President and Director
Mark Lazar is a Director and for the last ten years, he has been the CEO of Lazar Equities, a direct owner and property manager of mixed use, industrial and residential properties in Montreal and New York.  Mr. Lazar is also a director of the Company’s former parent, Market & Research Corp.

Gary Stein – Director
Mr. Stein is a Director and an attorney with more than 30 years business and corporate experience. From 1993 to present Mr. Stein has been self-employed with DB Capital, where he has advised numerous small emerging growth companies, taking senior financial and legal management positions when necessary, the raising of capital, both equity and debt and advising these companies as to mergers and acquisitions in the interest of the company’s shareholders.  Mr. Stein has advised these companies in raising in excess of $80,000,000 in permanent equity financing. From 1995 through 2000 Mr. Stein was CFO and CAO for Pinnacle Technologies, Inc. a leading provider of IT staffing for government and Fortune 500 companies. Mr. Stein is a graduate of Capital University receiving both a B.A. in 1971 and J.D degree in 1974.  Mr. Stein is also a director, the President and Secretary of the Company’s former parent, Market & Research Corp.

Board of Directors

The Company’s directors serve in such capacity until the next annual meeting of the Company’s shareholders and until their successors have been elected and qualified. The Company’s officers serve at the discretion of the Company’s Board of Directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

Audit Committee of the Board of Directors

The Board of Directors has a separate audit committee. The audit committee is composed of Mr. Kessler, who is an independent director. The Board of Directors has determined that Mr. Kessler meets the standards of an audit committee “financial expert” as defined by the Sarbanes Oxley Act of 2002.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the common stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company.  Each of the executive officers and directors and persons who beneficially own more than 10% of the common stock of the Company were delinquent in filing a form 3 and/or 4 during the fiscal year.

Code of Ethics

The Company’s Board of Directors adopted a Code of Ethics which applies to all of the Company’s directors, executive officers and employees.  A copy of the Code of Ethics is available upon request to the Company’s counsel at Robinson & Cole, LLC 1055 Washington Boulevard. Stamford CT 06901-2249.

Item 10.    Executive Compensation

The following summary compensation table sets forth the aggregate compensation which the Company paid or accrued to its Chief Executive Officer during the fiscal years ended September 30, 2006, 2007 and 2008.  None of the Company’s executive officers received compensation in excess of $100,000 during the fiscal year ended September 30, 2008.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended Sept. 30,	Salary $	Bonus $	Stock Awards	Option Award $	Non- Equity Incentive Plan	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation $	Total

Steven Kessler,	2008	0	0	4,400	0	0	0	0	4,400
Vice President,	2007	0	0	0	0	0	0	0	0
Director (1)	2006	0	0	0	0	0	0	0	0

Martin Licht,(3)	2008	0	0	25,000	0	0	0	0	25,000
Executive Vice	2007	0	0	0	0	0	0	0	0
President, Ckairman	2006	0	0	0	0	0	0	0	0

Henryk Jakubowski(7)	2008	0	0	25,000	0	0	0	0	25,000
Vice President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

John Grippo,(6)	2008	0	0	4,400	0	0	0	0	4,400
Chief Financial	2007	0	0	0	0	0	0	0	0
Officer	2006	0	0	0	0	0	0	0	0

Gary Stein, (2)	2008	0	0	25,000	0	0	0	0	25,000
Director	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Alberto Salvucci, (4)	2008	0	0	4,400	0	0	0	0	4,400
Director	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Mark Lazar, (5)	2008	0	0	25,000	0	0	0	0	25,000
President, Director	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

(1)	Steven Kessler is vice president and a director. The payment received was in the form of 175,000 shares of common stock for directors’ fees.

(2)	Gary Stein is a director. The payment received was in the form of 1,000,000 shares of common stock for directors’ fees.

(3)
Martin Licht is chairman and executive vice president.  He became executive vice president on December 1, 2007. The payment received was in the form of 2,000,000 shares of common stock for directors’ fees.

(4)	Alberto Salvucci is a director. The payment received was in the form of 250,000 shares of common stock for directors’ fees.

(5)	Mark Lazar is president and a director. The payment received was in the form of 1,050,000 shares of common stock for directors’ fees.

(6)	John Grippo received 175,000 shares of common stock for services as Chief Financial Officer.

(7)	Henryk Jakubowski is vice president and a director. The payment received was in the form of 1,000,000 shares of common stock for directors’ fees.

Stock Issued in fiscal 2008 and 2007

Steven Kessler was issued 175,000 shares of common stock in fiscal 2008.  Mr. Salvucci was issued 250,000 shares of common stock in fiscal 2008 ..  Mr. Stein was issued 1,000,000 shares of common stock in fiscal 2008.  Mr. Licht was issued 2,000,000 shares of common stock in fiscal 2008.  John Grippo was issued 175,000 shares of common stock in fiscal 2008.  Mr. Lazar was issued 1,000,000 shares of common stock in fiscal 2008.  Mr. Jakubowski was issued 1,000,000 shares of common stock in fiscal 2008.

Options Granted in Fiscal 2008 and 2007

None.

Grant of Plan-Based Awards

None

Option Exercises and Stock Vested

None

Outstanding Equity Awards at Fiscal Year End

None

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

There are no options in existence nor have any options ever been issued.

Employment Agreements

None

Director Compensation

The Company’s directors do not receive fixed compensation for their services as directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The following table sets forth, as of January 13, 2008, certain information as to the beneficial ownership of our common stock by:

•	each person known by us to own more than five percent (5%) of our outstanding shares;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation”; and

•	all of our directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)

Alberto Salvucci 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	999,183	3.5%	3.5%

Martin Licht(3) 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	6,000,000	21.1%	21.1%

Steven Kessler 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	508,333	1.8%	1.8%

Henryk Jakubowski 137 Rowayton Ave., Ste 110 Rowayton, CT 06853

John Grippo 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	515,000	1.8%	1.8%

Gary Stein (4) 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	3,333,334	11.7%	11.7%

Mark Lazar 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	1,333,334	4.7%	4.7%

All executive officers and directors as a group (7 persons)	14,877,045	52.3%	52.3%

(1)
Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after January 13, 2009.

(2)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated above.

(3)	Includes 6,000,000 shares owned by MacKenzie Design, Ltd, a company owned by Mr. Martin Licht’s wife, to which Mr. Licht denies any ownership.

(4)	Includes 3,333,334 shares owned by Joy Stein, Mr. Stein’s Spouse, to which Mr. Stein denies ownership.

(5)	Percentages are based on 28,449,265 common shares.

Item 13.    Certain Relationships, Related Transactions and Director Independence

(a)	Independent Directors

None

Item 14.    Principal Accountant Fees and Services

Audit Fees

Audit fees billed to the Company by Sobel & Co., LLC for its audit of the Company’s financial statements filed with the Securities and Exchange Commission for 2008 totaled $25,000.

Tax Fees

No fees billed by Company by Sobel & Co., LLC for its tax returns for the fiscal year 2008 and 2007.

Other Fees

No other fees were billed by Sobel & Co., LLC for all other non-audit or tax services rendered to the Company for the fiscal year 2008 and 2007, respectively.

Audit Committee Pre-Approval Policies

None

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of incorporation, including amendments, incorporated by reference to the registrant’s Form 10 filed on July 16, 2008

3.2	By laws, including amendments, incorporated by reference to the registrant’s Form 10 filed on July 16, 2008

10.1	Form 10, dated as of July 16, 2008

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Rowayton, State of Connecticut, on the 13th day of January 2009.

LifeHealthCare, Inc.

BY:	/s/ Martin C. Licht
Martin C. Licht,

Executive Vice-President (Executive Officer)

BY:	/s/ John Grippo

John Grippo

Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mark Lazar	Director	January 13, 2009
Mark Lazar

/s/ Martin Licht	Chairman	January 13, 2009
Martin Licht

/s/ Alberto Salvucci	Director	January 13, 2009
Alberto Salvucci

/s/ Gary Stein	Director	January 13, 2009
Gary Stein

/s/ Henryk Jakubowski	Director	January 13, 2009
Henryk Jakubowski

/s/ Steven Kessler	Director	January 13, 2009
Steven Kessler