Form 10-Q
period 2008-12-31
LIFEHEALTHCARE, INC.
filed 2009-02-17
CIK 1440048

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 0-20769

LIFEHEALTHCARE, INC.. (Exact name of Registrant as Specified in Its Charter)

Delaware	68-0652656
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

137 Rowayton Avenue Suite 110 Rowayton CT 06853 (Address of Principal Executive Offices with Zip Code)

Registrant’s Telephone Number, Including Area Code: (203) 866-1015

N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of common stock outstanding as of February 13, 2009  was 28,449,265.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☐

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(unaudited)
ASSETS
Current Assets
Prepaid directors fees	$81,600	$108,800
Total Current Assets	81,600	108,800
Other Assets
Deposit	2,200	2,200
Investment	100,000	100,000
Patent Related Expenditures	11,730	11,730
Total Other Assets	113,930	113,930
TOTAL ASSETS	$195,530	$222,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$68,683	$26,975
Due to shareholder	95,780	81,780
Total Current Liabilities	164,463	108,755
TOTAL LIABILITIES	164,463	108,755
Shareholders’ Deficit
Common stock, par value $.001, 50,000,000 shares authorized, 28,449,265 and 24,487,265 issued and outstanding	28,449	24,487
Additional paid-in capital	1,615,231	1,460,713
Accumulated deficit	(1,612,613)	(1,371,225)
Total Shareholders’ Equity	31,067	113,975
TOTAL LIABILITIES AND SHARHOLDERS’ EQUITY	$195,530	$222,730

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Development Period (Inception to December 31, 2008)
	2008	2007

Revenues	$0	$0	$0
Professional fees	176,475	-	283,370
Impairment losses	-	-	1,246,700
Amortization expense	-	2,500	22,500
General & administrative expenses	64,914	-	129,242
Net loss before income tax	(241,388)	(2,500)	(1,681,812)

Provision for income taxes	-	-	-

Net loss	$(241,388)	$(2,500)	$(1,681,812)

Loss Per Share –
Basic and Diluted:	$(0.01)	$(2,500)	$(1,681,812)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted:	28,449,265	1	1

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three Months Ended December 31,		Development Period (Inception to December 31, 2008)
	2008	2007

Cash flow from operating activities:
Net loss	$(241,388)	$(2,500)	$(1,681,812)
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Amortization of intellectual property	-	2,500	22,500
Amortization of prepaid directors fees	27,200	-	27,200
Impairment loss	-	-	1,246,700
Issuance of common shares for services	158,480	-	234,880
Change in assets and liabilities
Increase in patent related expenses	-	-	(11,730)
Increase in accrued liabilities	41,708	-	68,682
Net cash provided by operating activities	(14,000)	-	(93,580)
Cash flows from investing activities:
Advances by shareholder	-	-	-
Net cash used in investing activities	-	-	-
Cash flows from financing activities:
Payment of deposit	-	-	(2,200)
Proceeds from shareholder	14,000	-	95,780
Net cash provided by financing activities	14,000	-	93,580
Net increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$0	$0	$0
Supplemental cash flow information:
Cash paid for income tax	$0	$0	$0
Cash paid for interest	$0	$0	$0

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.    FINANCIAL INFORMATION

LifeHealthCare, Inc. is a Delaware company (the “Company”) that was acquired and then recently divested from Market & Research Corp. ("Market") (formerly known as Cable & Co. Worldwide, Inc., a Delaware corporation), in connection with a spin-off by Market & Research Corp. that became effective September 12, 2008.  The Company is a development stage company that focuses on providing products in the dental and healthcare marketplaces and is currently seeking financing to market its products and to develop additional healthcare products.  The Company, which was formed in 2002, has not operated since it was incorporated.

2.    BASIS OF PREPARATION

The unaudited financial statements include all the accounts of the Company.

CONDENSED PRESENTATION
Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2008 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2009 ("fiscal 2009") and the fiscal year ended December 31, 2008 ("fiscal 2008") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

DEVELOPMENT STAGE
The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market dental accessories. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital.

GOING CONCERN
The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2008, the Company had no established source of revenues and has accumulated losses of approximately $1,600,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the 2008 presentation.

3.    NET LOSS PER SHARE

NET LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants.  Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at December 31, 2008.

	Loss	Shares	Per Share
	(Numerator)	Denominator	Amount

For the three months ended December 31, 2008: (Loss) to common stockholders	$(241,388)	28,449,265	$(0.01)

For the three months ended December 31, 2007: (Loss) to common stockholders	$(2,500)	1	$(2,500)

4.    STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (‘PB’) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005.  In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, was required to be recognized by the Company. During the three months ended December 31, 2008 the Company issued 3,962,000 common shares to consultants for services rendered in fiscal 2009.  The value of the shares issued was determined by the estimated value of the services rendered.

5.   RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company owed $95,780 to Martin Licht (Executive Vice President and Chairman) for expenses paid by him on behalf of the Company.  This amount is non-interest bearing, unsecured, and due on demand; however the officer has agreed not to demand payments for one year.

6.    INTANGIBLE ASSETS

The components of intangible asset as of December 31, 2008 is as follows:
2008

Patent Cost	$11,730
Total Net Carrying Amount	$11,730

Intangible assets with a definite life are amortized over their legal or estimated useful lives, whichever is shorter. The Company reviews the carrying amounts of intangible assets with a definite life whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include changes in technology, significant litigation or other items.  These costs are related to the application for a patent.  At the point of the final determination of the patent, the amounts will either begin to be amortized or written off.

7.  ACQUISITION

On March 28, 2006, Market acquired LifeHealth Care, Inc. (“LHC”) from Martin Licht, a director and officer of the Market & Research Corp.  Market & Research Corp. issued 600,000,000 shares of Common Stock to Martin Licht to acquire LHC at $.002 per share.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed which was $1,200,000.  LHC has a product (an emergency dental kit) that is approved for sale in the European Union.  The life of this asset is indeterminable since the approval has no pre set lifespan.  The acquisition was accounted for as a purchase.

Acquisition cost	$1,200,000

Net assets acquired:
Current assets	$10,639
Goodwill	1,169,199
Intellectual property	100,000
Patent	6,730

Total assets	117,369

Liabilities assumed	(86,658)

Total liabilities	(86,658)

Amount assigned to goodwill	$1,169,199

LHC has no revenues or tangible assets and will require a significant amount of financing in order to commence operations.  The Company does not have access to the necessary financing at this time.  If financing is not obtained, LHC will not be able to commence operations.  As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000.  There is no certainty that even with adequate financing, LHC will be able to commence operations or obtain profitable status.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company evaluates goodwill and intangible assets at least annually for impairment by analyzing the estimated fair value based on the present value of discounted cash flows compared to the net book value. The Company will write off the amount of any goodwill or intangible in excess of its fair value.  Management reviewed the goodwill at September 30, 2007 and determined that it was fully impaired and consequently wrote off the entire balance of $1,169,199.  Management reviewed the CE Designation Cost intangible asset at June 30, 2008 and determined that it was fully impaired and consequently wrote off the entire balance of $77,500.

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

Intellectual property will be amortized over the estimated useful life of ten years.

The Market & Research Corp. spun off LifeHealthCare, Inc. (“LHC”) in September 2008.  Market included the operations of LHC through the date of the spinoff (September 12, 2008) in its operations.  Market valued LHC at zero, and as a result, wrote off its investment of $1,200,000 in LHC.  The net liabilities that were spun off totaled $9,926.

8.   TAXES

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended December 31, 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at December 31, 2008.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2008.

The tax years 2003 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has net operating loss carryforwards of approximately $418,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $140,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $140,000 at December 31, 2008.

9. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company has contacted New York University School of Dentistry to perform tests of the Company’s personal dental care lozenge product in a double blind study.  The estimated total cost of the study is $135,000.  The work on the study has not yet commenced.

From inception through the spin off date, the Company has been housed in the parent corporation’s (Market & Research Corp.) offices at no charge due to the inactivity of the subsidiary.  Subsequent to the spin off date, the Company will share office space with Market & Research Corp. at an estimated cost of $3,500 per month.

10. INVESTMENT

In September  2008 the Company issued 1,187,861 common shares for an interest in a patent owned by Henryk Jakubowski, a director and officer of the Company for the lozenges. Mr. Jakubowski retained 100% of ownership in the patent. The Company will value the investment every year.

ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Financial Statements included in this report and is qualified in its entirety by the foregoing.

Forward-Looking Statements

This report contains “forward-looking statements”, which involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized.  These forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

•	general economic conditions in both foreign and domestic markets,

•	cyclical factors affecting our industry,

•	lack of growth in our industry,

•	our ability to comply with government regulations,

•	a failure to manage our business effectively and profitably,

•	our ability to sell both new and existing products and services at profitable yet competitive prices, and

•	other risks and uncertainties set forth from time to time in our filings with the Securities and Exchange Commission.

You should carefully consider these risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. LifeHealthCare, Inc. undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

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

Recent Events

None

Results of Operations

Quarter ended December 31, 2008 as compared to quarter ended December 31, 2007

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $241,388 during fiscal 2009 and $0 during fiscal 2008 in professional fees and administrative expenses primarily related to efforts to revive the Company in fiscal 2009. The increase is primarily due to the amortization of prepaid director fees of $27,200 and the issuance of common shares for services of $158,480 in 2009.

AMORTIZATION AND DEPRECIATION

The Company had $2,500 in amortization expense in fiscal 2008 from the amortization of its intangible asset.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $241,388, during the first quarter of fiscal 2009 as compared to $2,500 during the same period last year for an overall increase in net loss of $238,888 The increase in the loss is primarily due to the amortization of prepaid director fees of $27,200 and the issuance of common shares for services of $158,480 in 2009.

Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing to commence operations in the near future. There can not be any assurance that the Company will be able to secure any such financing.

The Company has negative working capital. Until it secures financing, it is unlikely that the Company will have any working capital.

The Company does not have any assets with which it can satisfy any of its outstanding obligations. The Company’s ability to survive is in question. The Company is dependent on issuing its stock to exchange for goods and services.

Seasonal Fluctuations

There have been no fluctuations in our business to date which can be attributed to seasonality.

Employment Agreements

Currently, we have no written employment agreements with any of our employees or officers.

Additional Employee Benefits: The Company has no employees.

Capital Commitments

The Company currently has no commitments for capital expenditures.

Trends

None, The Company does not have any operations at this time.

ITEM 3           Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses as of December 31, 2008. For the three months ended December 31, 2008, our net loss was $241,388. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

If we are unable to successfully integrate acquisitions, our revenue growth and future profitability may be negatively impacted.

The process of integrating an acquired business, technology or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention and capital that would otherwise be available for ongoing development of our business. In addition, we may not be able to maintain the levels of operating efficiency that any company we may acquire achieved or might have achieved separately. Additional risks we face include:

•
the need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;

•	cultural challenges associated with integrating employees from an acquired company or business into our organization;

•	retaining key employees from the businesses we acquire;

•	the need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management; and

•
to the extent that we engage in strategic transactions outside of the United States, we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Future acquisitions and investments could involve the issuance of our equity securities, potentially diluting our existing shareholders, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased expenses, any of which could harm our financial condition. Our shareholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

We do not expect to pay dividends on our common stock.

We have not declared dividends on our common stock since our incorporation and we have no present intention of paying dividends on our common stock.

MANY OF THESE RISKS AND UNCERTAINTIES ARE OUTSIDE OF OUR CONTROL AND ARE DIFFICULT FOR US TO FORECAST. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS.

Critical Accounting Policies

The following is a discussion of the accounting policies that the Company believes are critical to its operations:

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

Income Taxes
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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended December 31, 2008, the Company recognized no adjustments for uncertain tax benefits.

Goodwill Valuation

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For those reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of September 30, 2007 and determined that goodwill was fully impaired. The Company wrote off the entire balance of goodwill.

Intangible Assets

Intangible assets is comprised of patent and CE costs and a CE designation. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.

Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 4T            Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Prior to the filing date of this report, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We can provide no assurance, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings

None

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults Upon Senior Securities

Not applicable.

ITEM 4:       Submission of Matters to a Vote of Security Holders

None

Item 5.          Other Information

Not applicable.

ITEM 6:        Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
Date: February 13, 2009
LIFEHEALTHCARE CORP.

/s/ Martin C. Licht
Martin C. Licht
Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
Date: February 13, 2009
LIFEHEALTHCARE CORP.

/s/ John Grippo
John Grippo
Chief Financial Officer
(Principal Accounting Officer)