Form 10-Q
period 2009-03-31
LIFEHEALTHCARE, INC.
filed 2009-06-15
CIK 1440048

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 0-53327

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 10, 2009 was 28,449,265.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☐

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2009	September 30, 2008
Current Assets	(unaudited)	(audited)
Prepaid directors fees	$81,600	$108,800
Total Current Assets	81,600	108,800
Other Assets
Deposit	2,200	2,200
Investment	100,000	100,000
Intangible Asset	11,730	11,730
Total Other Assets	113,930	113,930
TOTAL ASSETS	$195,530	$222,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$68,683	$26,975
Due to shareholder	98,331	81,780
Total Current Liabilities	167,014	108,755
TOTAL LIABILITIES	167,014	108,755
Shareholders’ Deficit
Common stock, par value $.001, 50,000,000 shares authorized, 28,449,265 and 24,487,265 issued and outstanding
	28,449	24,487
Additional paid-in capital	1,615,231	1,460,713
Accumulated deficit	(1,615,164)	(1,371,225)
Total Shareholders’ Equity	28,516	113,975
TOTAL LIABILITIES AND SHARHOLDERS’ EQUITY	$195,530	$222,730

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2009	2008
Revenues	$0	$0
Professional fees	2,550	4,263
Impairment losses	-	-
Amortization expense		2,500
General & administrative expenses	50	0
Net loss before income tax	(2,550)	6,763)

Provision for income taxes	-	-	-

Net loss	$(2,550)	$(6,763)

Loss Per Share –
Basic and Fully Diluted	$0.00	$(6.76)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted	28,449,265	1,000

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended March 31,		Development Period (Inception to March31, 2009)
	2009	2008
Revenues	$0	$0	$0
Professional fees	178,975	4,263	285,870
Impairment losses	-	-	1,246,700
Amortization expense		5,000	25,000
General & administrative expenses	64,964.	0	129,292
Net loss before income tax	(243,939)	(9,263)	(1,686,862)

Provision for income taxes	-	-	-

Net loss	$(243,939)	$(9,263)	$(1,686,862)

Loss Per Share –
Basic and Fully Diluted	$(0.01)	$(9.26)	$(1,686,862

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted	27,223,650	1,000

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For Six Months March 31,		Development Period (Inception to March 31,
	2009	2008	2009
Cash flow from operating activities:
Net loss	$(243,939)	$(9,263)	$(1,686,862)
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Amortization of intellectual property		5,000	25,000
Amortization of prepaid directors fees	27,200	-	27,200
Impairment loss	-	-	1,246,700
Issuance of common shares for services	158,480	-	234,880
Change in assets and liabilities
Increase in patent related expenses	-	-	(11,730)
Increase in accrued liabilities	41,709	4,263	68,682
Net cash provided by operating activities	(16,550)	0	(96,130)
Cash flows from financing activities:
Payment of deposit	-	-	(2,200)
Proceeds from shareholder	16,550	2,200	98,330
Net cash provided by financing activities	16,550	2,200	98,330
Net increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$0	$2,200	$0
Supplemental cash flow information:
Cash paid for income tax	$0	$0	$0
Cash paid for interest	$0	$0	$0

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

CONDENSED PRESENTATION
Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as March 31, 2009 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2009 ("fiscal 2009") and the fiscal year ended September 30, 2008 ("fiscal 2008") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

GOING CONCERN
The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2009, the Company had no established source of revenues and has accumulated losses of approximately $1,600,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the 2009 presentation.

3.   NET LOSS PER SHARE

NET LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Fully diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants.  Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at March 31, 2009 and 2008.

4.   STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (‘PB’) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005.  In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, was required to be recognized by the Company. During the six months ended March 31, 2009 the Company issued 3,962,000 common shares to consultants for services rendered in fiscal 2009.  The value of the shares issued was determined by the estimated value of the services rendered.

5.   RELATED PARTY TRANSACTIONS

At March 31, 2009 and December 31, 2008, the Company owed $98,331 and $81,780, respectively, to Martin Licht (Executive Vice President and Chairman) for expenses paid by him on behalf of the Company.  This amount is non-interest bearing, unsecured, and due on demand; however the officer has agreed not to demand payments for one year.

6.   INTANGIBLE ASSETS

The components of intangible asset as of March 31, 2009, and September 30, 2008, are as follows:

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2009.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2009.

The tax years 2003 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has net operating loss carryforwards of approximately $418,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $140,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $140,000 at March 31, 2009.

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

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Recent Events

None

Results of Operations

Quarter ended March 31, 2009 as compared to quarter ended March 31, 2008

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $2,550 during fiscal 2009 and $6,763 during fiscal 2008 in professional fees and administrative expenses primarily related to efforts to revive the Company in fiscal 2009. The overall decrease is in net loss is $4,213. Expenses in both periods relate primarily to legal fees to keep the company current and efforts to revive.

AMORTIZATION AND DEPRECIATION

The Company had $2,500 in amortization expense in fiscal 2008 from the amortization of its intangible asset.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $2,550 during the second quarter of fiscal 2009 as compared to $6,763 during the same period last year for an overall decrease in net loss of $4, 213. There is no substantial increase or decrease in Company losses.

Six months ended March 31, 2009 as compared to six months ended March 31, 2008

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $243,949 in administrative expenses primarily related to efforts to revive the Company in fiscal 2009.  The expenses during the comparable period the prior year of $9,263. The increase in the loss was due to the professional fees paid for with stock issuance, to help revive the Company for fiscal year 2009.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $243,939, during the first six months of fiscal 2008 as compared to $9,263 during the same period the prior fiscal year for an overall increase in net loss of $234,676. The increase in the loss was due to the professional fees paid for with stock issuance, to help revive the Company for fiscal year 2009.

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

Trends

None. The Company does not have any operations at this time.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses as of March 31, 2009. For the six months ended March 31, 2009, our net loss was $243,439. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Intangible Assets

Intangible assets are comprised of patent and CE costs and a CE designation. Intangible assets, excluding goodwill, are stated on the basis of cost and will be amortized on a straight-line basis over estimated lives of ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 4T.   Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Assistant Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Prior to the filing date of this report, under the supervision and review of our Chief Executive Officer and Assistant Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Assistant Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding that is required to be included in our periodic reports to the SEC.

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

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

Number	Description

3.1	Articles of incorporation, including amendments, incorporated by reference to the registrant’s Form 10 filed on July 16, 2008

3.2	By laws, including amendments, incorporated by reference to the registrant’s Form 10 filed on July 16, 2008

10.1	Form 10, dated as of July 16, 2008

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Assistant Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Assistant Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  June 15, 2009

LIFEHEALTHCARE CORP.

Martin C. Licht
Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  June 15, 2009

LIFEHEALTHCARE CORP.

John Kelly
Assistant Chief Financial Officer