Form 10-Q
period 2009-06-30
LIFEHEALTHCARE, INC.
filed 2009-08-19
CIK 1440048

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 10, 2009 was 28,449,265.

Transitional Small Business Disclosure Format (Check one):  Yes  ☒  No  ☐

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

PART I - FINANCIAL INFORMATION

ITEM 1.

LIFEHEALTHCARE, INC
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(unaudited)
ASSETS
Current Assets
Prepaid Directors Fees	$27,200	$108,800
Total Current Assets	27,200	108,800

Other Assets
Deposit	2,200	2,200
Investment	0	100,000
Intangible Asset	11,730	11,730
Total Assets	$41,130	$222,730

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)
Current Liabilities
Accrued Expenses	$76,039	$26,975
Due to Shareholders	119,329	81,780
Total Current Liabilities	195,368	108,755
Total Liabilities	195,368	108,755
Commitments

Stockholders’ Equity/(Deficiency)
Capital stock:
Preferred Stock, $.001 par value 1,000,000 shares authorized and no shares issued
Common Stock, $0.001 par value; 50,000,000
shares authorized; 23,816,070 and 24,487,265 shares
issued and outstanding	28,749	24,487
Additional Paid-in Capital	1,644,931	1,460,713
Accumulated Deficit	(1,827,918)	(1,371,225)
Total Stockholders’ Equity/(Deficiency)	(154,238)	113,975
Total Liabilities and Stockholders’ Equity/(Deficiency)	$41,130	$222,730

The accompanying notes are an integral part of the condensed financial statements.

LIFEHEALTHCARE, INC
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

					Development period
	Three Months Ended		Nine Months ended		(Inception to June 30, 2009
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$0	$0	$0	$0	$0
Amortization	0	0	0	0	22,500
Directors fees	54,400	0	81,600	0	81,600
Professional expenses	31,419	5,000	210,442	9,263	258,278
Impairment losses	100,000	77,500	100,000	77,500	1,346,699
General and administrative expenses	26,937	5,000	64,651	7,500	118,841

Loss from operations	(212,756)	(85,000)	(456,693)	(94,263)	(1,827,918)

Provision for income taxes	0	0	0	0	0
Net loss	$(212,756)	$(85,000)	$(456,693)	$(94,263)	$(1,827,918)

Loss per share:
Basic and Fully Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.00)

Weighted average common stock outstanding:
Basic and Fully Diluted	28,515,199	13,480,082	27,654,166	11,149,831

The accompanying notes are an integral part of the condensed financial statements.

LIFEHEALTHCARE, INC
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Development period
	Nine Months Ended June 30,		(Inception to June 30, 2009
	2009	2008
Cash flow from operating activities:
Net loss	$(456,693)	$(94,263)	$(1,827,918)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	188,480		264,880
Impairment loss	100,000	77,500	1,346,699
Amortization expense	0	7,500	22,500
Directors Fees	81,600	0	81,600

Change in assets and liabilities, net of acquisition
Decrease and other assets	0	0	10,639

Increase in patent related expenditures	0	0	(5,000)
Increase/(decrease) in accrued liabilities	49,064	9,263	(10,529)
Net cash used in operating activities	(37,549)	0	(117,129)

Cash flows from financing activities:
Payment of deposit			(2,200)
Proceeds from shareholder	37,549		119,329
Net cash provided by financing activities	37,549	-	117,129

Net decrease in cash and cash equivalents	0	0	0

Cash and cash equivalents, beginning of period	0	0	0
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

LIFEHEALTHCARE, INC
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Development period
	Nine Months Ended June 30,		(Inception to June 30, 2009
	2009	2008
Non-Cash investing & financing
Acquisition of Goodwill	$0	$0	$1,169,199
Acquisition of Patent	0	0	6,730
Acquisition of Other Assets	0	0	10,639
Acquisition of Intellectual Property	0	0	100,000
Acquisition of Liabilities	0	0	(86,568)
Acquisition of Patent Rights	0	100,000	100,000
Issuance of Stock for Directors Fees	0	0	108,800

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

The Market & Research Corp. distributed (“spun off”) the stock of LifeHealthCare, Inc. (“LHC”) to its shareholders in September 2008.  Market included the operations of LHC through the date of the spinoff (September 12, 2008) in its operations.  Market valued LHC at zero, and as a result, wrote off its investment of $1,200,000 in LHC.  The net liabilities that were spun off totaled $9,926.

2.           BASIS OF PREPARATION

The unaudited financial statements include all the accounts of the Company.

CONDENSED PRESENTATION
Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as June 30, 2009 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2009 ("fiscal 2009") and the fiscal year ended September 30, 2008 ("fiscal 2008") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Lifehealthcare, Inc. Annual Report for the year ended September 30, 2008 on Form 10-K.

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

GOING CONCERN
The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2009, the Company had no established source of revenues and has accumulated losses of approximately $1,830,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

SUBSEQUENT EVENTS

In May 2009, FASB issued statement of Financial Accounting Standards No. 165, Subsequent Events.  This new standard applies to interim and annual financial periods ending after June 15, 2009.  This statement establishes principles setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements.  For the purposes of this accounting standard, the Company has evaluated subsequent events through August 18, 2009.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" ("FAS 168"). FAS 168 establishes the FASB Accounting Standards Codification as the sole source of authoritative GAAP. Pursuant to the provisions of FAS 168, we will update our references to GAAP in our consolidated financial statements issued for the period ended September 30, 2009 and thereafter. The adoption of FAS 168 will have no impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)" ("FAS 167"). FAS 167 is effective for interim and annual reporting periods ending after November 15, 2009. FAS 167 amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We plan to adopt FAS 167 effective January 1, 2010, and we do not expect it to have any impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 166 "Accounting for Transfers of Financial Assets - an amendment of FAS Statement No. 140" ("FAS 166"). FAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and must be applied to transfers occurring on or after the effective date. FAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor's financial statements being presented have surrendered control over transferred financial assets. We plan to adopt FAS 166 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the 2009 presentation.  Such reclasses had no impact on total assets nor net loss.

3.           NET LOSS PER SHARE

NET LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Fully diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants.  Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at June 30, 2009 and 2008.

4.           STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (‘PB’) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005.  In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, was required to be recognized by the Company. During the nine months ended June 30, 2009 the Company issued 4,262,000 common shares to consultants for services rendered in fiscal 2009.  The value of the shares issued was determined by the estimated value of the services rendered.

5.           RELATED PARTY TRANSACTIONS

At June 30, 2009 and December 31, 2008, the Company owed $119,329 and $81,780, respectively, to Martin Licht (Executive Vice President and Chairman) for expenses paid by him on behalf of the Company.  This amount is non-interest bearing, unsecured, and due on demand; however the officer has agreed not to demand payments for one year.

6.           INTANGIBLE ASSETS

The components of intangible assets as of June 30, 2009, and September 30, 2008, are as follows:

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

Acquisition cost	$1,200,000

Net assets acquired:
Current assets	$10,639
Goodwill	1,169,199
Intellectual property	100,000
Patent	6,730

Total assets	117,369

Liabilities assumed	(86,568)

Total liabilities	(86,568)

Amount assigned to goodwill	$1,169,199

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2009.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2009.

The tax years 2003 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has net operating loss carryforwards of approximately $455,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $155,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $155,000 at June 30, 2009.

9.           COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company has contracted with New York University School of Dentistry to perform tests of the Company’s personal dental care lozenge product in a double blind study.  The estimated total cost of the study is $135,000.  The work on the study has not yet commenced and has temporarily been put on hold.

From inception through the spin off date, the Company has been housed in a related corporation’s (Market & Research Corp.) offices at no charge due to the inactivity of the subsidiary.  Subsequent to the spin off date, the Company has shared office space with Market & Research Corp. at a cost of $3,500 per month.

10.           INVESTMENT

In September 2008 the Company issued 1,187,861 common shares for an interest in a patent owned by Henryk Jakubowski, a director and officer of the Company for the lozenges. Mr. Jakubowski retained 100% of ownership in the patent.

The Company has begun taking steps to unwind its relationship with Mr. Jakubowski.  As a result, the Company has written off its entire investment in the patent during the quarter ended June 30, 2009.  Mr. Jakubowski no longer serves as officer or director of the Company.  The Company does not know what impact these proceedings will have on the future of the Company.  It is management’s opinion that Mr. Jakubowski will dispute the Company’s right to unwind the Company’s transactions with him and may take legal action.  If a consensual agreement can not be reached, the Company may be drawn into such a litigation, the outcome of which can not be predicted.

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

Recent Events

None

Results of Operations

Quarter ended June 30, 2009 as compared to quarter ended June 30, 2008

REVENUES

None.

DIRECTORS FEES

The Company recognized $54,400 during fiscal 2009 and $0 during fiscal 2008 in directors fees primarily related to amortization of a stock grant for 2009 granted in fiscal 2008.

PROFESSIONAL EXPENSES

The Company recognized $31,419 during fiscal 2009 and $5,000 during fiscal 2008 in professional fees.  The increase is primarily related to efforts to develop the Company’s website in fiscal 2009.

IMPAIRMENT LOSS

The Company recognized $100,000 during fiscal 2009 and $77,500 during fiscal 2008 in impairment losses.  The increase is primarily related to efforts to write off the investment in Mr. Jakubowski’s organization in fiscal 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $26,937 during fiscal 2009 and $5,000 during fiscal 2008 in professional fees and administrative expenses primarily related to efforts to locate financing and initiate operations the Company in fiscal 2009.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $212,756 during the third quarter of fiscal 2009 as compared to $85,000 during the same period last year for an overall increase in net loss of $127,756. The increase in Company losses were primarily to locate financing and start the Company

Nine months ended June 30, 2009 as compared to nine months ended June 30, 2008

REVENUES

None.

DIRECTORS FEES

The Company recognized $81,600 during fiscal 2009 and $0 during fiscal 2008 in directors fees primarily related to amortization of a stock grant for 2009 granted in fiscal 2008.

PROFESSIONAL EXPENSES

The Company recognized $210,442 during fiscal 2009 and $9,263 during fiscal 2008 in professional fees.  The increase is primarily related to efforts to develop the Company’s website, to locate financing and initiate operations of the Company in fiscal 2009.

IMPAIRMENT LOSS

The Company recognized $100,000 during fiscal 2009 and $77,500 during fiscal 2008 in impairment losses.  The increase is primarily related to efforts to write off the investment in Mr. Jakubowski’s organization in fiscal 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $64,651 in administrative expenses in fiscal 2009.  The expenses during the comparable period the prior year of $7,500. The increase in the expense was due to efforts to locate financing and initiate operations the Company in fiscal year 2009.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $456,693, during the first nine months of fiscal 2008 as compared to $94,263 during the same period the prior fiscal year for an overall increase in net loss of $362,430. The increase in the loss was due to the professional fees paid for with stock issuance, and efforts to locate financing and initiate operations the Company in fiscal year 2009.

Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing to commence operations in the near future.  There can not be any assurance that the Company will be able to secure any such financing.

The Company has negative working capital.  Until it secures financing, it is unlikely that the Company will have any working capital.  The Company’s cash needs are being met by advances from its largest shareholder.  It is not known how much longer the shareholder will continue to support the company’s cash needs.

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

We have a history of substantial operating losses as of June 30, 2009. For the nine months ended June 30, 2009, our net loss was $456,694. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Date:  August 18, 2009

LIFEHEALTHCARE CORP.

/s/ Martin C. Licht
Martin C. Licht
Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  August 18, 2009

LIFEHEALTHCARE CORP.

/s/ John Grippo
John Grippo
Chief Financial Officer