Form 10-K
period 2009-09-30
LIFEHEALTHCARE, INC.
filed 2010-01-14
CIK 1440048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission file number 000-53327

LifeHealthCare, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	68-0652656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 Post Road West, 2nd Flr Westport, CT 06880
(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code (203) 226-5900

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

Issuer’s revenues for its most recent fiscal year: September 30, 2009 = $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specific date within the past 60 days.  (see definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of January 13, 2010, was approximately $3,200,000 as the stock is not publically traded.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of January 13, 2010, there were 28,449,265 shares of the Registrant’s Common Stock outstanding.

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

LifeHealthCare, Inc. is a Delaware company that was acquired and then recently divested from Market & Research Corp. ("Market") (formerly known as Cable & Co. Worldwide, Inc., a Delaware corporation), in connection with a spin-off by Market & Research Corp. that became effective September 12, 2008.  The Company is a development stage company that focuses on providing products in the dental and healthcare marketplaces and is currently seeking financing to market its products and to develop additional healthcare products.  The Company’s executive office is located at 315 Post Road West, 2nd Flr. Westport, CT 06880, and our telephone number is (203) 226-5900.

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

We have a history of substantial operating losses.  For the year ended September 30, 2009, our net loss was $503,574.  We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues.  We expect to incur additional operating losses for the immediate near future.  These factors, among others, raise significant doubt about our ability to continue as a going concern.  If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As of September 30, 2009, we have no employees and utilize the services of consultants.  They are not otherwise prohibited from terminating their consulting relationship with the Company.  The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects.  Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business.  Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

Our performance depends on market acceptance of our products and we cannot be sure that our products are commercially viable.

We expect to derive a substantial portion of our future revenues from the sales of our products that are in the development phase.  Although we believe our products and technologies will be commercially viable, there is no guarantee that they will be successful.  If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

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

The Company’s principal executive offices are located at 315 Post Road West, 2nd Flr Westport, CT 06880 at no cost.  As the Company has no employees, the office is primarily for mail and phone calls, there is an estimate of $9,000 per year for the value for the space was estimated in the financials.  In 2007 the Company was a subsidiary of Market & Research, Inc. which absorbed the rent expense.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters

Our common stock is listed on the Over-The-Counter bulletin boards under the symbol “LFHEE”.  The transfer agent and registrar for the Company is Continental Stock & Transfer Trust, 17 Battery Place, 8th Floor, New York, New York 10004.

	High	Low

Common Stock Fiscal 2008
1st Quarter	$.NA	$.NA
2nd Quarter	$.NA	$.NA
3rd Quarter	$.NA	$.NA
4th Quarter	$.NA	$.NA

Common Stock Fiscal 2009
1st Quarter	$.NA	$.NA
2nd Quarter	$.NA	$.NA
3rd Quarter	$.NA	$.NA
4th Quarter	$0.09	$0.09

The closing price of our common stock on January 13, 2010 was $0.09.

As of January 13, 2010, there were approximately 130 holders of record of common stock.

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

We have derived the selected financial data presented below from audited consolidated financial statements for the fiscal years ended September 30, 2009 and, 2008. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes thereto.

Selected Financial Information

	2009	2008
Revenue	$0	$0
Net Loss	(503,574)	(176,869)
Total Assets	0	222,730
Stockholders’Equity(Deficit)	(231,119)	113,975

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Background and History

The Company, which was formed in 2002, has not operated since it was incorporated.

LifeHealthCare, Inc. is a Delaware company that was acquired and then recently divested from Market & Research Corp. ("Market") (formerly known as Cable & Co. Worldwide, Inc., a Delaware corporation), in connection with a spin-off by Market & Research Corp. that became effective September 12, 2008.  The Company is a development stage company that focuses on providing products in the dental and healthcare marketplaces and is currently seeking financing to market its products and to develop additional healthcare products.  The Company’s executive office is located at 315 Post Road West, 2nd Flr, Westport, CT 06880, and our telephone number is (203) 226-5900.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

Revenues

The Company had no revenues or operations in either 2009 or 2008.

Cost of Sales

The Company had no cost of sales or operations in either 2009 or 2008.

Impairment Loss

The Company recognized $113,930 impairment loss during the year ended September 30, 2009 and $77,500 during the same period in fiscal 2008.  The 2008 loss was attributed to the CE designation the Company holds on the emergency dental kit.  The impairment was due to the inability of the Company to be able to demonstrate an ability to generate revenues related to this asset.  The 2009 loss was attributable to the investment the Company received in the company owned by Mr. Jakubowski and the abandonment of the lozenge patent.

Selling, General and Administrative Expenses

The Company recognized $389,644 in general and administrative and professional expenses in 2009.  The Company recognized $91,869 in general and administrative expenses in 2008.  The expenditures for general and administrative expenses were primarily related to efforts to start the Company.  The increase was due primarily to the issue of stock for services and the amortization of the prepaid directors fees in 2009.  There were no issuances of stock for services in 2008.

Provision for Income Taxes

The Company had no income tax expense, net of valuation allowance on deferred taxes in either 2009 or 2008.

Net Loss

The Company recognized net losses of $503,574 during fiscal 2009 as compared to $176,869 during the prior year for an overall decrease in net loss of $326,705. The increase was due primarily to the issuance of stock for services, the amortization of prepaid directors fees and the write off of the investment in the company owned by Mr. Jakubowski in 2009.

Financial Condition, Liquidity and Capital Resources

We have incurred cumulative losses since inception, and the report from of our independent auditor on our audited financial statements at September 30, 2009 contains a going concern statement. We will continue to incur losses during the foreseeable future and have yet to achieve any revenues. We do not have any present commitments for capital expenditures. We cannot guarantee that we will be successful in our efforts to initiate operations.

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

Income Taxes

The income tax (provision) benefit is computed on the basis of the various tax jurisdictions' income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required if realization is not likely by considering future market growth, forecasted operations, future taxable income, and the amounts of earnings in the tax jurisdictions in which it operates.

The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's balance sheets. Additionally, the Company evaluates the recoverability of deferred income tax assets from future taxable income and establishes valuation allowances if recovery is deemed not more likely than not. Accordingly, income taxes in the statements of operations are impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowance recorded against net deferred tax assets. The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns.

The Company has not filed any federal, state or local tax returns.  The Company expects to file all its delinquent tax returns within the next year.

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

LIFEHEALTHCARE, INC.
(A DEVELOPMENT STAGE CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LifeHealthCare, Inc.
Westport, CT

We have audited the accompanying balance sheets of LifeHealthCare, Inc. (the “Company”) as of September 30, 2009 and 2008 and the related statements of operations, shareholders’ (deficit) equity and cash flows for the years ended September 30, 2009 and 2008 and the development stage period from inception to September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of LifeHealthCare, Inc. at September 30, 2009 and 2008 and the results of their operations and their cash flows for the years ended September 30, 2009 and 2008 and the development stage period from inception to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sobel & Co., LLC
Sobel & Co., LLC
Certified Public Accountants

Livingston, NJ
January 13, 2010

LIFEHEALTHCARE, INC.
(A Development Stage Corporation)
BALANCE SHEETS
SEPTEMBER 30, 2009 and 2008

ASSETS	2009	2008
Current assets:

Total current assets	$0	$0
Other assets:
Prepaid directors fees	0	108,800
Deposit	0	2,200
Investment	0	100,000
Patent related costs	0	11,730
Total other assets	0	222,730
Total Assets	$0	$222,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$134,290	$26,975
Due to officer	96,829	81,780
Total current liabilities	231,119	108,755
Total Liabilities	231,119	108,755

Commitments and Contingencies

Shareholders’ Equity:
Preferred Stock, $.001 par value; authorized 1,000,000 shares; no shares issued	0	0
Common stock, $0.001 par value,50,000,000 shares authorized; 28,749,265 and 24,487,265 shares issued and outstanding	28,749	24,487
Additional paid-in capital	1,614,931	1,460,713
Deficit accumulated during development stage	(1,874,799)	(1,371,225)
Total Shareholders’ Equity	(231,119)	113,975
Total Liabilities and Shareholders’ Equity	$0	$222,730

See report of independent registered public accounting firm and accompanying notes to financial statements

LIFEHEALTHCARE, INC.
(A Development Stage Corporation)
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2009  AND 2008
AND THE DEVELOPMENT STAGE PERIOD (FROM INCEPTION TO SEPTEMBER 30, 2009)

	2009	2008	Development Period (Inception to September 30, 2009)

Revenues	$0	$0	$0
Professional Expenses	205,443	88,369	312,339
Amortization expense	0	7,500	22,500
Impairment loss	113,930	77,500	1,360,629
General & administrative expenses	184,201	3,500	179,331
Total selling, general and administration expenses	503,574	176,869	1,874,799
Net loss before income tax	(503,574)	(176,869)	(1,874,799)

Provision for income taxes	0	0	0

Net loss	$(503,574)	$(176,869)	$(1,874,799)

Loss Per Share – Basic and Fully Diluted	$(0.02)	$(0.47)

Weighted Average Common Stock Outstanding
Basic and Fully Diluted	27,838,136	375,443

See report of independent registered public accounting firm and accompanying notes to financial statements

LIFEHEALTHCARE, INC.
(A Development Stage Corporation)
STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2009  AND 2008

						Development
					Additional	Stage
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2007	-	$0	1	$0	$1,200,000	(1,194,356)	$5,644

Spinoff of LifeHealthCare, Inc. from Market & Research, Corp.			14,974,403	14,974	(14,974)		0
Issuance of shares for services and intellectual property			9,512,861	9,513	275,687		285,200
Net loss for the year ended September 30, 2008						(176,869)	(176,869)

Balance, September 30, 2008	0	0	24,487,265	24,487	1,460,713	(1,371,225)	113,975

Issuance of shares for services and intellectual property			4,262,000	4,262	154,218		158,480
Net loss for the year ended September 30, 2009						(503,574)	(503,574)

Balance, September 30, 2009	0	$0	28,749,265	$28,749	$1,614,931	$(1,874,799)	$(231,119)

See report of independent registered public accounting firm and accompanying notes to financial statements

LIFEHEALTHCARE, INC.
(A Development Stage Corporation)
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2009 AND 2008
AND THE DEVELOPMENT STAGE PERIOD (FROM INCEPTION TO SEPTEMBER 30, 2009)

	2009	2008	Development Period (Inception to September 30, 2009)
Cash Flows from Operating Activities:
Net loss	$(503,574)	$(176,869)	$(1,874,799)
Impairment loss	113,930	77,500	1,360,629
Amortization	108,800	7,500	131,300
Shares issued for services	158,480	76,400	234,880
Changes in assets and liabilities
Increase in accrued liabilities	107,314	15,469	134,290
Net Cash Used in Operating Activities	(15,050)	0	(13,700)

Cash Flows from Financing Activities:
Proceeds from officer	15,050	0	13,700
Net Cash Provided by Financing Activities	15,050	0	13,700

Net Change in Cash	0	0	0

Cash, Beginning	0	0	0

Cash, Ending	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-
Common stock issued for prepaid directors fees	$-	$108,800	$108,800
Common stock issued for patent rights	$-	$100,000	$100,000

See report of independent registered public accounting firm and accompanying notes to financial statements

LIFEHEALTHCARE, INC.
(A Development Stage Corporation)
notes to financial statements

NOTE 1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company, which was formed in 2002, has not operated since it was incorporated.  LifeHealthCare, Inc.(the "Company") is a Delaware company that was acquired and then recently divested from Market & Research Corp. (formerly known as Cable & Co. Worldwide, Inc., a Delaware corporation), in connection with a spin-off by Market & Research Corp. that became effective September 12, 2008.  The Company is a development stage company that focuses on providing products in the dental and healthcare marketplaces and is currently seeking financing to market its products and to develop additional healthcare products.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and incorporate the following significant accounting policies:

Principals of Consolidation

The financial statements include the accounts of the Company.

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

Intangible Assets

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated life of ten years.  Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.  Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets.  Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.  For the years ended September 30, 2009 and 2008 the mortization expense on intangible assets amounted to $0 and $7,500, respectively.  The patent costs relate to a patent application.  The patent has not been granted.  When the patent is granted, the amount will be amortized.  If the application is denied, the amount will be written off.  During the year ended September 30, 2009, management determined that the CE Designation was fully impaired.

Stock-Based Compensation

The Company applies the provisions of ASC 718, “Compensation — Stock Compensation”, which requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements.  The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense in the consolidated statements of operations on a straight-line basis over the vesting period.  Stock issued to non-employees is recorded at the time of issue based on value of the services provided as there is no market for the Company’s stock.  The Company recorded $158,480 and $76,400 in consulting and directors fees for the years ended September 30, 2009 and 2008, respectively, for the issuance of stock.  In addition, the Company issued common shares valued at $100,000 for patent rights during the year ended September 30, 2008.

Income Taxes

Income tax expense is based on pretax income.  Deferred income taxes are computed using the asset-liability method in accordance with ASC 740, “Income Taxes”, and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities.  The Company accounts for any uncertain tax positions, including issues related to the recognition and measurement of those tax positions, in accordance with the tax position guidance in ASC 740.  During the year ended September 30, 2009, the Company recognized no adjustments for uncertain tax benefits.

Capital Structure and Security Rights

Common Stock - The Company is authorized to issue 50,000,000 shares of common stock, par value $.001 per share. All common shares are equal to each other with respect to voting, and dividend rights, and are equal to each other with respect to liquidation rights.  The Company is authorized to issue 1,000,000 shares of preferred stock, $.001 par value.

Net Income (Loss) Per Share

Net Income (Loss) per common share is based on the Net Income (Loss) divided by weighted average number of common shares outstanding.

Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the periods ended September 30, 2009 and 2008 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

Recently Issued Accounting Standards

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles”.  ASC 105 establishes the Codification as the sole source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements”.  The guidance in ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements and expands required disclosures related to a company’s multiple-deliverable revenue arrangements.  ASU 2009-13 is effective prospectively for fiscal years beginning on or after June 15, 2010.  The Company is currently assessing the impact that adoption will have on its financial position or results of operations.

In June 2009 the Company adopted ASC 855, “Subsequent Events”, which establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under ASC 855 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements but may need to be disclosed to prevent the financial statements from being misleading.  The adoption did not have a material impact on our financial statement.

In November 2008 the Company adopted ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The adoption of ASC 820 did not have a material impact on the Company’s   financial position or results of operations.

In December 2007 the FASB issued ASC 805, “Business Combinations”.  Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of ASC 805 will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010 and is not expected to have a material impact on the financial statements.

In December 2007 the FASB issued ASC 810, “Consolidation”.  ASC 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  ASC 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of September 30, 2009, the Company did not have any minority interests; therefore the adoption of this statement is not expected to have an impact on the Company’s   financial statements.

In April 2008 the FASB issued guidance which was primarily codified into ASC 350 “Intangibles — Goodwill and Other”.  The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets.  The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset under the accounting standards and the period of the expected cash flows used to measure the fair value of the asset.  The Company will adopt in the first quarter of fiscal 2010 and will apply the guidance prospectively to intangible assets acquired after adoption.  Such adoption is not expected to have a material impact on the financial statements..

Other accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2009 presentation.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed earlier, the Company is in the development stage and has no business operations of its own and no sources of revenues.  The Company has suffered recurring losses, has accumulated deficit of approximately $1,875,000, current liabilities exceed current assets and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations.  Officers will continue to support operations as needed for any shortfalls in cash flows.

NOTE 4.	INTANGIBLE ASSETS

The components of amortized intangible asset as of September 30, 2009 and 2008 are as follows:

	2009	2008
Patent Cost	$0	$11,730

NOTE 5.	RELATED PARTY TRANSACTIONS

As of September 30, 2009 and , Martin Licht, an officer and director of the Company, has advanced the Company $96,829 and $81,780, respectively, to pay for operating costs, patent related costs and the deposit.  These advances are unsecured, non-interest bearing, and due on demand.

NOTE 6.	INCOME TAXES

The Company has not filed tax returns since its inception in 2002.  The Company has experienced only losses since 2002.  After it files all its delinquent tax returns, the Company expects that it will have no material changes to unrecognized tax positions within the next twelve months.  No tax asset has been recorded since the Company believes at this time it is more likely than not that that the amounts will not be realized.  The Company currently has no issues that create timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  No provision for income taxes has been recorded due to the net operating loss carryforward of approximately $680,000 as of September 30, 2009 that will be offset against further taxable income.  No tax benefit has been reported in the financial statements.  Under the Internal Revenue Code, generally, expiration of net operating loss carryforwards are twenty-years from when such losses were derived.  Additionally, limits may be imposed on the use of such losses based on certain factors, including, but not limited to, a change in stockholders.

Deferred tax assets and the valuation account as of September 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax asset:
Net operating loss carryforward	$230,000	$170,000
Valuation allowance	(230,000)	(170,000)
	$-	$-

The components of income tax expense are as follows:

	2009	2008
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(60,000)	(33,000)
Change in allowance	60,000	33,000
	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Expiration
Year of Loss	Amount	Date
2005	28,000	2025
2006	41,000	2026
2007	8,000	2027
2008	98,000	2028
2009	502,000	2029

NOTE 7.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

From inception through the spin off date, The Company has been housed in the parent corporation’s (Market & Research Corp.) offices at no charge due to the inactivity of the subsidiary.  Subsequent to the spin off date, the Company will share office space with Market & Research Corp. at an estimated cost of $31,500 per year.

NOTE 8.	SUBSEQUENT EVENT

In connection with preparation of the Financial Statements for fiscal year ended September 30, 2009, the Company has evaluated subsequent events for potential recognition and disclosures through January 13, 2010, the date of financial statement issuance, and determined there were no such events.

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

None.

PART III.

Item 10.                      Directors and Executive Officers

Directors and Executive Officers

The Company’s directors and executive officers, their ages and present position are as follows:

Name	Age	Positions
Martin Licht	68	Chairman, Executive Vice President
Gary Stein	60	Director
Mark Lazar	57	Director, President
Alberto Salvucci	54	Director
Steven Kessler	63	Vice President
John Grippo	54	Chief Financial Officer

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

The following summary compensation table sets forth the aggregate compensation which the Company paid or accrued to its Chief Executive Officer during the fiscal years ended September 30, 2007, 2008 and 2009.  None of the Company’s executive officers received compensation in excess of $100,000 during the fiscal year ended September 30, 2009.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended Sept. 30,	Salary $	Bonus $	Stock Awards	Option Award $	Non- Equity Incentive Plan	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation $	Total

Steven Kessler,	2009	0	0	0	0	0	0	0	0
Vice President, Director (1)	2008 2007	0 0	0 0	4,400 0	0 0	0 0	0 0	0 0	4,400 0
Martin Licht,(3)	2009	0	0	0	0	0	0	0	0
Executive Vice President, Ckairman	2008 2007	0 0	0 0	25,000	0 0	0 0	0 0	0 0	25,000
John Grippo,(6)	2009	0	0	0	0	0	0	0	0
Chief Financial Officer	2008 2007	0 0	0 0	4,400 0	0 0	0 0	0 0	0 0	4,400 0
Gary Stein, (2)
Director	2009 2008 2007	0 0 0	0 0 0	0 25,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 25,000 0
Alberto Salvucci, (4)	2009	0	0	0	0	0	0	0	0
Director	2008 2007	0 0	0 0	4,400 0	0 0	0 0	0 0	0 0	4,400 0
Mark Lazar, (5)	2009	0	0	0	0	0	0	0	0
President, Director	2008 2007	0 0	0 0	25,000 0	0 0	0 0	0 0	0 0	25,000 0

(1)	Steven Kessler is vice president and a director. The payment received was in the form of 175,000 shares of common stock for directors’ fees.

(2)	Gary Stein is a director. The payment received was in the form of 1,000,000 shares of common stock for directors’ fees.

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

Stock Issued in fiscal 2009 and 2008

Steven Kessler was issued 175,000 shares of common stock in fiscal 2008.  Mr. Salvucci was issued 250,000 shares of common stock in fiscal 2008.  Mr. Stein was issued 1,000,000 shares of common stock in fiscal 2008.  Mr. Licht was issued 2,000,000 shares of common stock in fiscal 2008.  John Grippo was issued 175,000 shares of common stock in fiscal 2008.  Mr. Lazar was issued 1,000,000 shares of common stock in fiscal 2008.

Options Granted in Fiscal 2009 and 2008

None.

Grant of Plan-Based Awards

None

Option Exercises and Stock Vested

None

Outstanding Equity Awards at Fiscal Year End

None

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

There are no options in existence nor have any options ever been issued.

Employment Agreements

None

Director Compensation

The Company’s directors do not receive fixed compensation for their services as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The following table sets forth, as of January 13, 2008, certain information as to the beneficial ownership of our common stock by:

•	each person known by us to own more than five percent (5%) of our outstanding shares;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation”; and

•	all of our directors and executive officers as a group.

Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)
Alberto Salvucci 315 Post Road West, 2nd Flr Westport, CT 06880	999,183	3.51%	3.51%

Martin Licht(3) 315 Post Road West, 2nd Flr Westport, CT 06880	6,000,000	21.09%	21.09%

Steven Kessler 315 Post Road West, 2nd Flr Westport, CT 06880	508,333	1.79%	1.79%

John Grippo 315 Post Road West, 2nd Flr Westport, CT 06880	515,000	1.81%	1.81%

Gary Stein (4) 315 Post Road West, 2nd Flr Westport, CT 06880	3,333,334	11.72%	11.72%

Mark Lazar 315 Post Road West, 2nd Flr Westport, CT 06880	1,333,334	4.69%	4.69%

All executive officers and directors as a group (6 persons)	12,689,184	44. 60%	44. 60%

(1)
Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after January 13, 2010.

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

Audit Fees

Audit fees billed to the Company by Sobel & Co., LLC for its audit of the Company’s financial statements filed with the Securities and Exchange Commission for 2009 totaled $18,211 and 2008 totaled -0-.

Tax Fees

No fees billed by Company by Sobel & Co., LLC for its tax returns for the fiscal year 2009 and 2008.

Other Fees

No other fees were billed by Sobel & Co., LLC for all other non-audit or tax services rendered to the Company for the fiscal year 2009 and 2008, respectively.

Audit Committee Pre-Approval Policies

None

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of incorporation, including amendments, incorporated by reference to the registrant’s Form 10 filed on July 16, 2008

3.2	By laws, including amendments, incorporated by reference to the registrant’s Form 10 filed on July 16, 2008

10.1	Form 10, dated as of July 16, 2008

21.1	Subsidiary

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Westport, State of Connecticut, on the 13th day of January 2010.

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

Signature	Title	Date

/s/ Mark Lazar	Director	January 13, 2010
Mark Lazar

/s/ Martin Licht	Chairman	January 13, 2010
Martin Licht

/s/ Alberto Salvucci	Director	January 13, 2010
Alberto Salvucci

/s/ Gary Stein	Director	January 13, 2010
Gary Stein

/s/ Mark Lazar	Director	January 13, 2010
Mark Lazar