Form 10-Q
period 2009-12-31
LIFEHEALTHCARE, INC.
filed 2010-02-19
CIK 1440048

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 0-20769

LIFEHEALTHCARE, INC. (Exact name of Registrant as Specified in Its Charter)

Delaware	68-0652656
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

315 Post Road, 2nd Floor, Westport, CT 06880 (Address of Principal Executive Offices with Zip Code)

Registrant’s Telephone Number, Including Area Code: (203) 226-9100

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

The number of shares of common stock outstanding as of February 19, 2010 was 30,149,265.

Transitional Small Business Disclosure Format (Check one):  Yes ☒   No ☐

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS
Current Assets
Prepaid directors fees	$0	$0
Total Current Assets	0	0
TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$134,289	$134,290
Due to shareholder	98,329	96,829
Total Current Liabilities	232,618	231,119
TOTAL LIABILITIES	232,618	231,119
Shareholders’ Deficit
Preferred Stock, $.001 par value 1,000,000 shares authorized; no shares issued	0	0
Common stock, par value $.001, 50,000,000 shares authorized, 30,149,265 and 28,749,265 issued and outstanding	30,149	28,749
Additional paid-in capital	1,669,531	1,614,931
Accumulated deficit	(1,932,298)	(1,874,799)
Total Shareholders’ Equity	(232,618)	(231,119)
TOTAL LIABILITIES AND SHARHOLDERS’ EQUITY	$0	$0

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Development Period (Inception to December 31, 2009)
	2009	2008

Revenues	$0	$0	$0
Professional fees	56,000	176,475	368,338
Impairment losses	-	-	1,360,629
Amortization expense	-	-	22,500
General & administrative expenses	1,500	64,914	180,831
Net loss before income tax	(57,500)	(241,389)	(1,932,298)

Provision for income taxes	-	-	-

Net loss	$(57,500)	$(241,389)	$(1,932,298)

Loss Per Share –
Basic and Diluted:	$(0.00)	$(0.01)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted:	30,149,265	28,449,265

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended December 31,		Development Period (Inception to December 31, 2009)
	2009	2008

Cash flow from operating activities:
Net loss	$(57,500)	$(241,388)	$(1,932,298)
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Amortization of intellectual property	-	-	22,500
Amortization of prepaid directors fees	-	27,200	108,800
Impairment loss	-	-	1,360,629
Issuance of common shares for services	56,000	158,480	290,880
Change in assets and liabilities
Increase in patent related expenses	-	-	-
Increase in accrued liabilities	-	41,708	137,289
Net cash provided by operating activities	(1,500)	(14,000)	(12,200)
Cash flows from investing activities:
Advances by shareholder	-	-	-
Net cash used in investing activities	-	-	-
Cash flows from financing activities:
Payment of deposit	-	-	-
Proceeds from shareholder	1,500	14,000	12,200
Net cash provided by financing activities	1,500	14,000	12,200
Net increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$0	$0	$0
Supplemental cash flow information:
Cash paid for interest	$0	$0	$0
Cash paid for income tax	$0	$0	$0
Common stock issued for prepaid directors fees	$0	$0	$108,800
Common stock issued for patent rights	$0	$0	$100,000

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

Due to the inactivity of the Registrant during the fiscal period covered by this Report, management did not have the financial information contained herein reviewed by the Registrant's independent public accountant.

2.     BASIS OF PREPARATION

The unaudited financial statements include all the accounts of the Company.

CONDENSED PRESENTATION
Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2009 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2010 ("fiscal 2010") and the fiscal year ended September 30, 2009 ("fiscal 2009") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Lifehealthcare, Inc. Annual Report for the year ended September 30, 2009 on Form 10-K.

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

GOING CONCERN
The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2009, the Company had no established source of revenues and has accumulated losses of approximately $1,932,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date for potential recognition or disclosure, through February 19, 2010, the date the financial statements were available to be issued.

NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2009 the Company adopted ASC 855, “Subsequent Events”, which establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under ASC 855 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements but may need to be disclosed to prevent the financial statements from being misleading.  The adoption did not have a material impact on the subsequent events that we report, either through recognition or disclosure, in our financial statement.

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

In December 2007 the FASB issued ASC 805, “Business Combinations”.  Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of ASC 805 will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

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

3.     NET LOSS PER SHARE

NET LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants.  Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at December 31, 2009 and 2008.

4.     STOCK-BASED COMPENSATION

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

During the three months ended December 31, 2009 the Company issued 1,400,000 common shares to consultants for services rendered in fiscal 2010.  The value of the shares issued was determined by the estimated value of the services rendered.

5.     RELATED PARTY TRANSACTIONS

At December 31, 2009 and September 20, 2009, the Company owed $98,329 to Martin Licht (Executive Vice President and Chairman) for expenses paid by him on behalf of the Company.  This amount is non-interest bearing, unsecured, and due on demand; however the officer has agreed not to demand payments for one year.

6.     TAXES

Effective October 1, 2007, the Company adopted the provisions for accounting for uncertainty in income taxes. Such provision provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Upon the adoption, the Company had no unrecognized tax benefits. During the three months ended December 31, 2009, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at December 31, 2009.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2009.

The Company has not filed and federal, state of local tax returns for five years.  The Company expect so file all its delinquent tax returns within the next year.  Such returns may be subject to examination for certain years after the filings.  The Company does not expect any significant changes from the examinations that would result in a tax benefit or charge.

 The Company has net operating loss carryforwards of approximately $738,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $250,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $250,000 at December 31, 2009.

7.     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company has contacted New York University School of Dentistry to perform tests of the Company’s personal dental care lozenge product in a double blind study.  The estimated total cost of the study is $135,000.  The work on the study has not yet commenced.

From inception through the spin off date, The Company has been housed in the parent corporation’s (Market & Research Corp.) offices at no charge due to the inactivity of the subsidiary.  Subsequent to the spin off date, the Company will share office space with Market & Research Corp. at an estimated cost of $6,000 per year.

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

Recent Events

None

Results of Operations

Quarter ended December 31, 2009 as compared to quarter ended December 31, 2008

REVENUES

None.

PROFESSIONAL EXPENSES

The Company recognized $56,000 during fiscal 2010 and $176,475 during fiscal 2009 in professional fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $1,500 during fiscal 2010 and $64,914 during fiscal 2009 in general and administrative expenses.

PROVISION FOR INCOME TAXES

The Company had no income tax expense, net of valuation allowance on deferred taxes in either 2010 or 2009.

NET LOSS

The Company recognized net losses of $57,500 during the first quarter of fiscal 2010 as compared to $241,388 during the same period last year for an overall increase in net loss of $183,888. The increase in the loss is primarily due to the amortization of prepaid director fees of $27,200 and the issuance of common shares for services of $158,480 in 2009.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

Due to the inactivity of the Registrant during the fiscal period covered by this Report, management did not have the financial information contained herein reviewed by the Registrant's independent public accountant.

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses as of December 31, 2009. For the three months ended December 31, 2009, our net loss was $57,500. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

The Company has not filed any federal, state or local tax returns for five years.  The Company expects to file all its delinquent tax returns within the next year.

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

Date:  February 19, 2010

LIFEHEALTHCARE CORP.

/s/ Martin C. Licht
Martin C. Licht
Chairman and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  February 19, 2010

LIFEHEALTHCARE CORP.

/s/ David Khazak
David Khazak
Assistant Chief Financial Officer