Form 10-Q
period 2010-03-31
LIFEHEALTHCARE, INC.
filed 2010-05-21
CIK 1440048

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 0-20769

LIFEHEALTHCARE, INC. (Exact name of Registrant as Specified in Its Charter)

Delaware	68-0652656
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

315 Post road, 2nd Floor Westport, CT 06880 (Address of Principal Executive Offices with Zip Code)

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

The number of shares of common stock outstanding as of May 20, 2010 was 30,149,265.

Transitional Small Business Disclosure Format (Check one): Yes ☒   No ☐

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS
Current Assets
Prepaid directors fees	$0	$0
Total Current Assets	0	0
TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$134,293	$134,290
Due to shareholder	100,590	96,829
Total Current Liabilities	234,883	231,119
TOTAL LIABILITIES	234,883	231,119
Shareholders’ Deficit
Preferred Stock, $.001 par value 1,000,000 shares authorized; no shares issued	0	0
Common stock, par value $.001, 50,000,000 shares authorized, 30,149,265 and 28,749,265 issued and outstanding	30,149	28,749
Additional paid-in capital	1,669,531	1,614,931
Accumulated deficit	(1,934,563)	(1,874,799)
Total Shareholders’ Equity	(234,883)	(231,119)
TOTAL LIABILITIES AND SHARHOLDERS’ EQUITY	$0	$0

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,		Development Period (Inception to March 31, 2010)
	2010	2009	2010	2009

Revenues	$0	$0	$0	$0	$0
Professional fees	-	2,500	56,000	178,975	368,338
Impairment losses	-	-	-	-	1,360,629
Amortization expense	-	-	-	-	22,500
General & administrative expenses	2,265	50	3,765	64,964	183,096
Net loss before income tax	(2,265)	(2,550)	(59,765)	(243,939)	(1,934,563)

Provision for income taxes	-	-	-	-	-

Net loss	$(2,265)	$(2,550)	$(59,765)	$(243,939)	$(1,934,563)

Loss Per Share –
Basic and Diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted:	30,149,265	28,449,265	29,680,034	27,223,650

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended March 31,		Development Period (Inception to March 31, 2010)
	2010	2009

Cash flow from operating activities:
Net loss	$(59,765)	$(241,388)	$(1,934,563)
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Amortization of intellectual property	-	-	22,500
Amortization of prepaid directors fees	-	27,200	108,800
Impairment loss	-	-	1,360,629
Issuance of common shares for services	56,000	158,480	290,880
Change in assets and liabilities
Increase in patent related expenses	-	-	-
Increase in accrued liabilities	4	41,708	135,793
Net cash provided by operating activities	(3,761)	(14,000)	(15,961)
Cash flows from investing activities:
Advances by shareholder	-	-	-
Net cash used in investing activities	-	-	-
Cash flows from financing activities:
Payment of deposit	-	-	-
Proceeds from shareholder	3,761	14,000	15,961
Net cash provided by financing activities	3,761	14,000	15,961
Net increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$0	$0	$0
Supplemental cash flow information:
Cash paid for interest	$0	$0	$0
Cash paid for income tax	$0	$0	$0
Common stock issued for prepaid directors fees	$0	$0	$108,800
Common stock issued for patent rights	$0	$0	$100,000

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

CONDENSED PRESENTATION
Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2010 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2010 ("fiscal 2010") and the fiscal year ended September 30, 2009 ("fiscal 2009") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Lifehealthcare, Inc. Annual Report for the year ended September 30, 2009 on Form 10-K.

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

GOING CONCERN
The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2010, the Company had no established source of revenues and has accumulated losses of approximately $1,935,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date for potential recognition or disclosure, through May 20, 2010, the date the financial statements were available to be issued.

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

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement is not expected to impact the Company’s financial statements.

In January 2010, the FASB issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Level 1 and 2 of the three-tier fair value hierarchy established by the existing guidance.  The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”).  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

3.    NET LOSS PER SHARE

NET LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants.  Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at March 31, 2010 and 2009.

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

During the six months ended March 31, 2010 the Company issued 1,400,000 common shares to consultants for services rendered in fiscal 2010.  The value of the shares issued was determined by the estimated value of the services rendered.

5.   RELATED PARTY TRANSACTIONS

At March 31, 2010 and September 20, 2009, the Company owed $100,590 and $96,829 respectively to Martin Licht (Executive Vice President and Chairman) for expenses paid by him on behalf of the Company.  This amount is non-interest bearing, unsecured, and due on demand; however the officer has agreed not to demand payments for one year.

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

Recent Events

None

Results of Operations

Quarter ended March 31, 2010 as compared to quarter ended March 31, 2009

REVENUES
None.

PROFESSIONAL EXPENSES

The Company recognized $0 during fiscal 2010 and $2,500 during fiscal 2009 in professional fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $2,265 during the quarter ended March 31, 2010 and $50 the quarter ended March 31, 2009 in general and administrative expenses.

PROVISION FOR INCOME TAXES

The Company had no income tax expense, net of valuation allowance on deferred taxes in either 2010 or 2009.

NET LOSS

The Company recognized net losses of $2,265 during the first quarter of fiscal 2010 as compared to $2,550 during the same period last year. There is no substantial increase or decrease in Company losses.

Six months ended March 31, 2010 as compared to six months ended March 31, 2009

REVENUES
None.

PROFESSIONAL EXPENSES

The Company recognized $56,000 during fiscal 2010 and $178,975 during fiscal 2009 in professional fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $3,765 during fiscal 2010 and $64,964 during fiscal 2009 in general and administrative expenses.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $59,765, during the first six months of fiscal 2010 as compared to $243,939 during the same period the prior fiscal year for an overall decrease in net loss of $184,174.

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

We have a history of substantial operating losses as of March 31, 2010. For the six months ended March 31, 2010, our net loss was $59,765. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Date: May 20, 2010

LIFEHEALTHCARE CORP.

/s/ Martin C. Licht
Martin C. Licht
Chairman and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: May 20, 2010

LIFEHEALTHCARE CORP.

/s/ David Khazak
David Khazak
Assistant Chief Financial Officer