Form 10-Q
period 2010-06-30
LIFEHEALTHCARE, INC.
filed 2010-08-13
CIK 1440048

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock outstanding as of August 13, 2010 was 30,149,265.

Transitional Small Business Disclosure Format (Check one):  Yes ☒   No ☐

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS
Current Assets
Prepaid directors fees	$0	$0
Total Current Assets	0	0
TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$134,293	$134,290
Due to shareholder	102,555	96,829
Total Current Liabilities	236,848	231,119
TOTAL LIABILITIES	236,848	231,119
Shareholders’ Deficit
Preferred Stock, $.001 par value 1,000,000 shares authorized; no shares issued	0	0
Common stock, par value $.001, 50,000,000 shares authorized, 30,149,265 and 28,749,265 issued and outstanding	30,149	28,749
Additional paid-in capital	1,669,531	1,614,931
Accumulated deficit	(1,936,528)	(1,874,799)
Total Shareholders’ Equity	(236,848)	(231,119)
TOTAL LIABILITIES AND SHARHOLDERS’ EQUITY	$0	$0

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,		Development Period (Inception to June 30, 2010)
	2010	2009	2010	2009

Revenues	$0	$0	$0	$0	$0
Directors Fees		54,400	-	81,600	81,600
Professional fees	-	31,419	56,000	210,442	286.738
Impairment losses	-	100,000	-	100,000	1,360,629
Amortization expense	-	-	-	-	22,500
General & administrative expenses	1,965	26,937	5,730	64,651	185,061
Net loss before income tax	(1,965)	(212,756)	(61,730)	(456,693)	(1,936,528)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,965)	$(212,756)	$(61,730)	$(456,693)	$(1,936,528)

Loss Per Share –
Basic and Diluted:	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted:	30,149,265	28,515,199	29,836,444	27,654,166

The accompanying notes are an integral part of these condensed financial statements

LIFEHEALTHCARE, INC.

(A Development Stage Corporation)

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended June 30,		Development Period (Inception to June 30, 2010)
	2010	2009

Cash flow from operating activities:
Net loss	$(61,730)	$(456,693)	$(1,936,528)
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Amortization of intellectual property	-	-	22,500
Amortization of prepaid directors fees	-	-	49,700
Directors Fees		81,600	81,600
Impairment loss	-	100,000	1,360,629
Issuance of common shares for services	56,000	188,480	209,280
Change in assets and liabilities
Increase in patent related expenses	-	-	-
Increase / (decrease) in accrued liabilities	4	49,064	135,793
Net cash provided by operating activities	(5,726)	(37,549)	(17,926)
Cash flows from investing activities:
Advances by shareholder	-	-	-
Net cash used in investing activities	-	-	-
Cash flows from financing activities:
Payment of deposit	-	-	-
Proceeds from shareholder	5,726	37,549	17,926
Net cash provided by financing activities	5,726	37,549	17,926
Net increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$0	$0	$0
Supplemental cash flow information:
Cash paid for interest	$0	$0	$0
Cash paid for income tax	$0	$0	$0
Common stock issued for prepaid directors fees	$0	$0	$108,800
Common stock issued for patent rights	$0	$0	$100,000

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

CONDENSED PRESENTATION
Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of June 30, 2010 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2010 ("fiscal 2010") and the fiscal year ended September 30, 2009 ("fiscal 2009") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Lifehealthcare, Inc. Annual Report for the year ended September 30, 2009 on Form 10-K.

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

GOING CONCERN
The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2010, the Company had no established source of revenues and has accumulated losses of approximately $1,937,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date for potential recognition or disclosure, through August 13, 2010, the date the financial statements were available to be issued.

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

3.    NET LOSS PER SHARE

NET LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants.  Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at June 30, 2010 and 2009.

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

During the nine months ended June 30, 2010 the Company issued 1,400,000 common shares to consultants for services rendered in fiscal 2010.  The value of the shares issued was determined by the estimated value of the services rendered.

5.   RELATED PARTY TRANSACTIONS

At June 30, 2010 and September 20, 2009, the Company owed $102,555 and $96,829 respectively to Martin Licht (Executive Vice President and Chairman) for expenses paid by him on behalf of the Company.  This amount is non-interest bearing, unsecured, and due on demand; however the officer has agreed not to demand payments for one year.

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

Recent Events

None

Results of Operations

Quarter ended June 30, 2010 as compared to quarter ended June 30, 2009

REVENUES
None.

DIRECTORS FEES

The Company recognized $0 during fiscal 2010 and $54,400 during fiscal 2009 in directors fees primarily related to amortization of a stock grant for 2009 granted in fiscal 2008.

PROFESSIONAL EXPENSES

The Company recognized $0 during fiscal 2010 and $31,419 during fiscal 2009 in professional fees.

IMPAIRMENT LOSS

The Company recognized $0 during fiscal 2010 and $100,000 during fiscal 2009 in impairment losses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $1,965 during the quarter ended June 30, 2010 and $26,937 during the quarter ended June 30, 2009 in general and administrative expenses.

PROVISION FOR INCOME TAXES

The Company had no income tax expense, net of valuation allowance on deferred taxes in either 2010 or 2009.

NET LOSS

The Company recognized net losses of $1,965 during the first quarter of fiscal 2010 as compared to $212,756 during the same period last year.

Nine months ended June 30, 2010 as compared to nine months ended June 30, 2009

REVENUES
None.

DIRECTORS FEES

The Company recognized $0 during fiscal 2010 and $81,600 during fiscal 2009 in directors fees primarily related to amortization of a stock grant for 2009 granted in fiscal 2008.

PROFESSIONAL EXPENSES

The Company recognized $56,000 during fiscal 2010 and $210,442 during fiscal 2009 in professional fees.

IMPAIRMENT LOSS

The Company recognized $0 during fiscal 2010 and $100,000 during fiscal 2009 in impairment losses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $5,730 during fiscal 2010 and $64,651 during fiscal 2009 in general and administrative expenses.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $61,730, during the first nine months of fiscal 2010 as compared to $456,693 during the same period the prior fiscal year for an overall decrease in net loss of $394,963.

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

We have a history of substantial operating losses as of June 30, 2010. For the nine months ended June 30, 2010, our net loss was $61,730. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Date: August 13, 2010

LIFEHEALTHCARE CORP.

/s/ Martin C. Licht
Martin C. Licht
Chairman and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: August 13, 2010

LIFEHEALTHCARE CORP.

/s/ David Khazak
David Khazak
Assistant Chief Financial Officer